Form 10QSB
period 1997-05-31
HALSTEAD ENERGY CORP
filed 1997-07-22
CIK 791350

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-QSB
(Mark One)
( X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended            May 31, 1997

   OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                Commission file number  0-25660

                          HALSTEAD ENERGY CORP.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

      NEVADA                             87-0446395
(State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                33 Hubbells Drive, Mt. Kisco, New York 10549
                  (Address of principal Executive Offices)

                              914-666-3200
               (Issuer's Telephone Number, Including Area Code)

                          N/A
     (Former Name, Former Address and Former Fiscal Year, if
      Changed Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X        No

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

      Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                     Yes           No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of July 1, 1997, the issuer had 4,073,601 shares of its Common Stock outstanding.

           .

                          INDEX                              PAGE(S)


PART  1.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

           Consolidated Balance Sheets as of May 31, 1997    F-2 to F-3
           (unaudited) and August 31, 1996

           Consolidated Statements of Operations for the     F-4
           three and nine months May 31, 1997 and May 31, 1996, respectively (unaudited)

           Consolidated Statement of Stockholders' Equity    F-5 to F-6
           the years ended August 31, 1995 and 1996, and for the nine months ended May 31, 1997 (unaudited)

           Consolidated Statement of Cash Flows for the nine F-7 months ended May 31, 1997 and May 31, 1996, respectively (unaudited)

           Notes to the Financial Statements                 F-8 to F-10

ITEM. 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION                            F-11 to F-16


PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings                                 F-17

Signature Pages                                              F-18

                        Selected Notes to the Financial Statements
                            Nine Months Ended May 31, 1997


(1)   Summary of Significant Accounting Policies:

           The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at May 31, 1997.

           Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, August 31,1996 contained in the Company's Annual Report on Form 10-KSB dated January 15, 1997.

           The results reflected for the nine month period ended May 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1997.


(2)   Options and Warrants:

      The following table sets forth the options and warrants of the Company as of May 31, 1997:

      Amount         Term      Issue Date      Exercise Price ($)

     297,125         5 yrs.    03/05/96        60% of market
      10,000         5 yrs.    11/04/96        .3125
      15,000         5 yrs     11/05/96        1.000
   1,200,000         5 yrs.    11/14/96        .3125
     225,000         5 yrs.    01/10/97        .3125
      90,000         5 yrs.    02/18/97        .3125
     200,000         5 yrs.    02/27/97        .4100
     200,000         5 yrs.    02/27/97        .4100

          Selected Notes to the Financial Statements
                Nine Months Ended May 31, 1997


(4)   Note Receivable - Related Party:

      On June 10, 1997, A. Tarricone, Inc. (ATI) filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referenced as "A. TARRICONE, INC., 97B21488." In connection therewith, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under the note receivable from ATI in the approximate amount of $2,963,563 and pre-petition liens on certain leasehold interests. As the voluntary petition was only recently filed by ATI, and as the schedules which would provide full disclosure of all of the assets and liabilities of ATI have not yet been filed with the court, it would be difficult to determine at this time the likelihood of recovery by the Company of such indebtedness. In any event, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, or that all or any portion of such indebtedness will be repaid to the Company. Furthermore, the Company has recently determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding. The Company intends to pursue all appropriate avenues (if any) to protect its interests in this regard. If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected.

Item 6 .   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Three Months Ended May 31, 1997

      Revenues for the three months ended May 31, 1997, increased by $352,983 to $4,210,356 from $3,857,373 for the three months ended May 31, 1996. The increase is due to additional gasoline sales revenue totaling $1,047,892 resulting primarily from the Dino Oil acquisition, and increased propane sales revenue totaling $44,246. These increases in revenues were partially offset by a decrease in home heating oil revenues in the amount of $739,155 due in part to a 20% warmer winter as compared to the same period last year.

      Cost of sales for the three months ended May 31, 1997 increased by $338,994 to $3,189,471 from $2,850,477 for the three months ended May 31, 1996.
This increase is due to additional gasoline product purchase requirements primarily relating to the Dino Oil acquisition of $948,282. These cost increases were partially offset by lower product purchases for home heating oil in the amount of $598,684 primarily due to a 20% warmer winter as compared to the same period last year and lower propane costs of $10,604. The percentage of cost of goods to sales for the three months ended May 31, 1997 and 1996 are 75.8% and 73.9% respectively. The increase is due in part, to the Dino Oil acquisition which new commercial business division is characterized by high volume and low gross profit.

      Selling , General and Administrative Expenses for the three months ended May 31, 1997 increased by $219,119 to $953,136 from $734,017 for the three months ended May 31, 1996. The increase is primarily due to increased salaries of $140,306, increased equipment leases of $32,226, increased telephone, uniform and selling expenses of $11,997, increased real estate taxes of $58,301, increased professional fees of $9,586, and all other expense increases totaling $41,586. These increased costs were partially offset by decreases in advertising expense of $37,700 and all other expenses totaling $37,183 as compared to the same period last year.

      Interest income for the three months ended May 31, 1997 decreased by $16,175 to $7,821 from $23,996 for the three months ended May 31, 1996. This decrease is primarily due to an adjustment in the interest income relating to the note receivable due from ATI as compared to the same period last year.

      Interest Expense for the three months ended May 31, 1997 decreased by $607 to $94,634 from $95,241 for the three months ended May 31, 1996. This decrease is attributable to payments on certain indebtedness.

      Rental Income for the three months ended May 31, 1997 increased by $7,027 to $93,397 from $86,370 for the three months ended May 31, 1996. The increase is due to an increase in gasoline station rental income and other rental income.

      Depreciation and amortization for the three months ended May 31, 1997 increased by $46,310 to $208,109 from $161,799 for the three months ended May 31, 1996. This increase is due to the additions in fixed assets of $571,921, leasehold additions of $690,000 and customer lists totaling $627,966 for fiscal 1997.

      Royalty Expense for the three months ended My 31, 1997 increased by $1,250 to $26,250 from $25,000 for the three months ended May 31, 1996. The increase is primarily due to the expense associated with warrants issued to ATI. in exchange for use of the trademark "ATI".

      Other Income for the three months ended May 31, 1997 decreased $617 to $12,953 from $13,570 for the three months ended May 31, 1996. This decrease is due to a decline in earned rebates under those available programs.

      Extraordinary income for the three months ended May 31, 1997 increased by $113,815. The increase is due to the sale of a retail fuel oil customer list to an independent third party distributor.

      Net Income for the three months ended May 31, 1997 decreased by $66,513 to a Net Loss of $43,826 from a Net Profit of $22,687 for the three months ended May 31, 1996. The decrease is due to an increase in selling, general and administrative expenses of $219,119, primarily as a result of additional expenses incurred in connection with the Dino Oil acquisition and additional equipment lease expenses of $32,226 for capital expenditures predominantly made in connection with the upgrade of two gasoline stations, an increase in depreciation and amortization of $46,310, a reduction in interest expense of $16,175, an increase in royalty expense of $1,250 and a reduction in other income of $617, all totaling $283,417. These increases in expenses are partially reduced by the extraordinary gain connected to the sale of a retail fuel oil customer list of $113,815 (net of taxes) a decrease in income tax expense of $81,519, an increase in gross profit of $13,989, an increase in rental income of $7,027 and a reduction in interest expense of $607, all totaling $216,957.

Nine Months Ended May 31, 1997

      Sales for the nine months ended May 31, 1997, increased by $2,578,549 to $14,610,917 from $12,032,368 for the nine months ended May 31, 1996. The increase is due to additional gasoline sales revenue totaling $4,204,596 resulting primarily from the Dino Oil acquisition, and increased propane sales revenue totaling $224,181. These increases in revenues were partially offset by a decrease in home heating oil sales in the amount of $1,850,228 primarily due to a warmer winter as compared to the previous year.

      Cost of sales for the nine months ended May 31, 1997 increased by $2,820,354 to $11,315,668 from $8,495,314 the nine months ended May 31, 1996.
This increase is due to additional gasoline product purchase requirements primarily relating to the Dino Oil acquisition of $4,186,467, and increased propane costs of $95,408. These cost increases were partially off-set by lower product purchases for home heating oil in the amount of $1,461,521 primarily attributable to a 20% warmer winter as compared to last year. The percentage of cost of sales to sales for the nine month period ending May 31, 1997 and

1996 are 77.4% and 70.6% respectively. The increase in the percentage cost of sales to sales of 6.8% is due, in part to the Dino Oil acquisition which new commercial business division is characterized by high volume and low gross profit. In addition, 7 year record price increases in the cost of product have sharply reduced gross profit, particularly in the Company's non-residential markets.

      Selling , General and Administrative Expenses for the nine months ended May 31, 1997 increased by $586,212 to $2,646,056 from $2,059,844 for the nine months ended May 31, 1996. The increase is primarily due to increased salaries of $355,562, increased equipment leases of $100,870, increased insurance of $50,310, increased real estate taxes of $107,131 and all other expense totaling a net decrease of $27,661 as compared to the same period in the previous year.

      Depreciation and Amortization for the nine months ended May 31, 1997 increased by $113,440 to $595,432 from $461,992 for the nine months ended May
31, 1996. The increase is attributable to fixed asset additions of $571,921, leasehold additions of $690,000 and customer lists totaling $627,960 for fiscal 1997.

      Interest Income for the nine months ended May 31, 1997 increased by $41,612 to $85,446 from $43,834 for the nine months ended May 31, 1996. This increase is primarily due to increased note receivable from ATI in addition to interest income resulting from invested funds.

      Interest Expense for the nine months ended May 31, 1997 decreased by $22,691 to $272,742 from $295,443 for the nine months ended May 31, 1996. This decrease is primarily due to the paying down of certain indebtedness of the Company.

      Rental Income for the nine months ended May 31, 1997 increased by $122,458 to $431,801 from $309,343 for the nine months ended May 31, 1996. The increase is due to increased gasoline station and other rent income of $52,458 and the collection of additional rents due under a third party lease agreement of $70,000.

      Royalty Expense for the nine months ended May 31, 1997 increased by $14,226 to $78,750 from $64,524 for the nine months ended May 31, 1996. The increase is primarily due to the expense associated with the warrants issued to ATI in exchange for use of the trademark "ATI".

      Other Income for the nine months ended May 31, 1997 decreased $4,832 to $13,513 from $18,345 for the nine months ended May 31, 1996. This decrease is due to no earned rebates under those available programs.

      Extraordinary income for the nine months ended May 31, 1997 increased by $113,815. The increase is due to the sale of a retail fuel oil customer list to an independent third party distributor.

      Net Income for the nine months ended May 31, 1997 decreased by $395,647 to $96,845 from $492,492 for the period ended May 31, 1996. The decrease is due to a reduction in gross profit of $241,805 resulting from lower gross profits in the Company's non-residential markets and decreased home heating oil sales due to a 20% warmer winter as compared to last year. Selling general and administrative expenses also increased by $586,212 primarily as a result of additional expenses incurred in connection with the Dino Oil acquisition and an equipment lease expense of $100,870 for capital expenditures made in connection with the upgrade of 2 gasoline stations, increases in depreciation and amortization of $113,440, increases in royalty expense of $14,226 and a reduction in other income of $4,831, all totaling $960,514. These increases in total expenses are partially reduced by a decrease in income tax expense of $264,291, an extraordinary gain on the sale of the retail fuel oil customer list of $113,815 (net of taxes), an increase in rental income of $122,458, an increase in interest income of $41,612 and a reduction in interest expense of $22,691, all totaling $564,867.

Liquidity and Capital Resources

      Management believes that the Company's diversified business operations and continued growth will result in increased sales revenues and gross profits (subject, of course, to the effects of price increases which are not sufficiently passed through to the customers as referenced below) and result in greater amounts of working capital being generated from operations. However, the Company's acquisition of the customer list and certain other assets of Dino Oil has significantly increased the Company's working capital requirements due to increased gasoline purchase requirements, increases in accounts receivable, and increased operating expenses (including salary). Additionally, recent rises in the cost of petroleum products by as much as 50% as well as recent expenditures relating to the rebuilding of certain of the Company's gasoline stations and certain other capital expenditures has further increased the Company's working capital requirements and has adversely effected the Company's ability to meet the same. Though management is starting to see indications that the cost of petroleum products is declining, there can be no assurance as to the extent to which this will continue. As a result, without additional financing, there can be no assurance that the Company will be able to meet its cash requirements for the next twelve months for such increased supply requirements, and for its proposed capital improvements and mandated capital improvements for underground storage tanks. In this regard, the Company will continue to pursue additional financing from a lending facility or an offering of its securities to enable the Company to meet such cash requirements and to accomplish growth through acquisition which the Company is actively pursuing. There can be no assurance that the financing will occur or that the Company can find a suitable acquisition in the foreseeable future.

      HQ Gasoline will have to invest approximately $325,000 over the next eighteen months in order to meet Federal EPA and State Regulations for underground storage tanks by December 1998. Through May 31, 1997, the mandatory requirements for six locations have been completed.

      In addition the Company plans to rebuild 10 of 25 gasoline stations which will generally require $20,000 to $550,000 per location for an aggregate of $1,600,000 (inclusive of the environmental upgrades referenced above). The rebuilds will be phased in over two years in order to minimize volume losses due to "downtime" encountered while each station location is under construction.

      The capital expenditures for the nine months ended May 31, 1997 were $1,261,921. Included in this amount are expenditures for propane and other equipment, improvements to gas stations and the terminal facility, and improvements and/or purchases of trucks and auto totaling $571,921, and leaseholds totaling $690,000.

      HQ Propane, an operating subsidiary of the Company, has obtained from lending institutions a $500,000 mortgage loan and a $500,000 line of credit which the Company completed during May 1994. The mortgage loan has a term of five years at a rate of interest equal to 8.5% per annum with principal and interest payable monthly. The line of credit is available until September 15, 1997 at a floating rate of interest equal to 2.5% above the bank's prime rate in effect from time to time with interest only payable monthly to the advances outstanding on the line of credit. The loan and the line of credit are secured by the Company's headquarters and the terminal facility at Alexander Street. HQ Propane, Claire Tarricone, Anthony Tarricone and Joseph Tarricone are guarantors on the loans.

      On June 8, 1995 the Company acquired all of the capital stock of White Plains Fuel, inc. in an exchange of stock valued at $1,008,128. The shareholders of White Plains Fuel, inc. received 168,020 shares of newly created Series A - 7.5% Cumulative Convertible Redeemable Preferred Stock of the Company. Through the nine months ended May 31, 1997, the Company declared dividends on the Series A Preferred for $.3375 per share totaling $56,706. The fuel oil business of White Plains Fuel, Inc. is conducted by a third party operator under the terms of a four (4) year lease under which HQ Propane receives annual rental income of $288,000.

      On September 29, 1995, two short term demand notes of HQ Propane in the amount of $300,000 and $200,000 from a financial institution were converted to a 5 year commercial mortgage at a prime commercial lending rate plus 1% and a five year balloon payment with a 15 year amortization schedule. The commercial mortgage is guaranteed by the Company, Claire E. Tarricone, Anthony J. Tarricone and Joseph A. Tarricone, and is secured by certain commercial properties. In addition, on December 20, 1995, HQ Propane obtained a 5 year mortgage loan in the amount of $200,000 from the same financial institution at prime plus 1%. The commercial mortgage is guaranteed by Claire E. Tarricone and secured by certain commercial properties.

      On January 10, 1996, a total of 650,000 shares of the Company's common stock was reserved for the 1996 stock incentive plan for officers, employees, and consultants. The total options granted through February 28, 1997 are 225,000, leaving a balance of 425,000 shares in reserve as of February 28, 1997. Additionally, the Company granted to certain of its officers and employees a total of 1,200,000 options (outside of such plan) on November 14, 1996.

      On March 5, 1996, the Company issued warrants to purchase 297,125 shares of the Company's common stock to A. Tarricone, Inc. in exchange for the Company's exclusive use of the "ATI" trademark. The exercise price is equal to the lessor of $2.60 per share or a 40% discount from the average closing bid price. The warrants provide that 59,425 are immediately vested, 59,425 vested on March 5, 1997, and the balance become vested in three equal annual installments. The market price at issuance was $4.30 per share.

      In May 31, 1996 the Company issued 580,646 shares of Series B 8% Cumulative convertible Redeemable Preferred stock with a stated value of $7.75 per share totaling $4,500,000 in a private placement pursuant to Regulation S. The Company received proceeds, net of commissions, of $3,870,000. On July 23 and November 20, 1996, the

Private Placement Holder converted $65,100 (8,400 shares) and $39,998 (5,161 shares) of the Series "B" Preferred stock plus accrued dividends of $756.23 and $1,472.79 respectively, into 18,815 and 162,261 shares of the Company's common stock. Through May 31, 1997, there have been no further conversions.

      On August 30, 1996, Claire Tarricone loaned to the Company $80,000, with interest at 8% per annum, payable on demand.

      On September 5, 1996, the Company acquired the customer list of Dino Oil, Inc. in exchange for 200,000 shares of the Company's common stock at $1.9375 per share, $100,000 cash in addition to other costs of $56,957. The acquisition was accounted for as a purchase and resulted in the recognition of a customer list in the amount of $544,457. Subsequent to the September 5, 1996 acquisition, the Company acquired 4 trucks of Dino Oil at a fair market value of $166,226. This amount was financed through a capital lease.

      On November 29, 1996 and February 28,1997, ATI transferred to HQ Propane four (4) leaseholds in partial satisfaction of the note receivable due from ATI. The appraised value of these leaseholds was $160,000, $175,000, $210,000, and $145,000 respectively. As of May 31, 1997, the note receivable due from ATI was $2,963,563. On June 10, 1997, A. Tarricone, Inc. (ATI) filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referenced as "A. TARRICONE, INC., 97B21488." In connection therewith, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under the note receivable from ATI in the approximate amount of $2,963,563 and pre-petition liens on certain leasehold interests. As the voluntary petition was only recently filed by ATI, and as the schedules which would provide full disclosure of all of the assets and liabilities of ATI have not yet been filed with the court, it would be difficult to determine at this time the likelihood of recovery by the Company of such indebtedness. In any event, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, or that all or any portion of such indebtedness will be repaid to the Company. Furthermore, the Company has recently determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding. The Company intends to pursue all appropriate avenues (if any) to protect its interests in this regard. If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected.

      On December 31, 1996 the Company entered into an agreement with a third party distributor to lease four (4) gasoline stations for a period of 10 years with an option for renewal. The distributor prepaid the Company $149,080 for the first year of rental expense and is carrying $125,500 as a deferred income. Simultaneously, the Company terminated the previous third party agreement for $192,497 which resulted in a note receivable and additional rental income of approximately $70,000.

      On May 16, 1997 the Company entered into an agreement for the sale of its retail fuel oil customer list to an independent third party distributor. The terms of the sale were $200,000 at closing, $200,000 on the first anniversary, and $127,000 on the second anniversary, with interest on outstanding amounts at a rate of 6% per annum. As a result, the Company has recognized extraordinary income to the extent of $113,815 Net of applicable income taxes of $61,852.

      During the quarter ended February 28, 1997, the Company issued for consulting purposes 400,000 five (5) year warrants dated 2/27/97 at $.41 per warrant exercise price, 100,000 five (5) year warrants (10,000 dated 11/04/96, and 90,000 dated 2/18/97) at $.3125 per warrant exercise price, and 15,000 five
(5) year warrants dated 11/05/96 at $1.00 per warrant exercise price.

      The Company had working capital of $155,163 and a ratio of current assets to current liabilities of 1.06:1 as at May 31, 1997.

Inflation

      There was no significant impact on the Company's operations as a result of inflation during fiscal 1995 and fiscal 1996.

Part II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

      On June 10, 1997, A. Tarricone, Inc. (ATI) filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referenced as "A. TARRICONE, INC., 97B21488." In connection therewith, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under the note receivable from ATI in the approximate amount of $2,963,563 and pre-petition liens on certain leasehold interests. As the voluntary petition was only recently filed by ATI, and as the schedules which would provide full disclosure of all of the assets and liabilities of ATI have not yet been filed with the court, it would be difficult to determine at this time the likelihood of recovery by the Company of such indebtedness. In any event, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, or that all or any portion of such indebtedness will be repaid to the Company. Furthermore, the Company has recently determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding. The Company intends to pursue all appropriate avenues (if any) to protect its interests in this regard. If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected.

      As previously disclosed, Halstead Quinn Propane, Inc.'s (a wholly-owned subsidiary of the Company; hereinafter, HQ) principal terminal facility is currently being operated by ATI pending the approval of the HQ application with the State of New York for a terminal operator's and diesel motor fuel license. While the Company's management is still optimistic about the prospects of obtaining the approval of such licenses, there can be no assurance in this regard. The Company has been advised by counsel that pending the conclusion of ATI's bankruptcy proceeding, ATI will continue to maintain such licenses, and thus that ATI will be able to continue operating the Company's terminal and diesel motor fuel businesses. However, there can be no assurance that at the conclusion of such proceeding, if the result were a liquidation of ATI (and therefore a termination of such licenses), that the Company would by that time have received its own licenses or would have been able to have retained another entity to operate such businesses on its behalf. The occurrence of any of these circumstances could have a material and adverse effect on these businesses and on the Company.

                                    SIGNATURES



           In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    HALSTEAD ENERGY CORP.



Dated: July 21, 1997                By:  /s/ Claire E. Tarricone
                                        --------------
                                          President



Dated: July 21, 1997                By:  /s/ Joseph A. Tarricone
                                        --------------
                                           Vice President/Treasurer

CURRENT ASSETS




                              Halstead Energy Corp.
                           Consolidated Balance Sheets



ASSETS



                                      Cash
Accounts Receivable - Trade, Net of Allowances for
Uncollectible Accounts of $227,869
Rent Receivable
Other Receivable
Inventory
Prepaid Expense
Prepaid Income Taxes



                                     May 31,
                                      1997



(Unaudited)



NET DEFERRED TAX ASSET
PROPERTY PLANT AND EQUIPMENT - NET

   Land..................................................................
   Property Plant and Equipment
   ..............................................



                                   August 31,
                               1996



$0            $2,061,474



2,084,291 0 14,756 297,526 209,329 6,558



TOTAL CURRENT ASSETS
 ........................................

                             2,612,461



1612,461             4,270,208
612,406               612,406


894,000
11,715,092



TOTAL PROPERTY PLANT AND EQUIPMENT   12,609,092
OTHER ASSETS
   Notes Receivable    377,902
   Note Receivable - Related Party   2,963,563
   Intangible Assets - Net  1,650,429
   Deposits       2,045



377,902
2,963,563
1,650,429
2,045



1,628,070 122,497 4,798 251,450 195,361 6,558



894,000
10,952,437



11,846,437



80,000
1,355,576
1,098,629
2,045



4,993,939 -      - 2,536,250
---------          ---------



TOTAL                 OTHER                 ASSETS.................
4,993,939
TOTAL            ASSETS............................................
$20,827,897
                See selected notes to financial statements
                           F-2



$19,265,301

LIABILITIES

CURRENT LIABILITIES



                              Halstead Energy Corp.
                           Consolidated Balance Sheets



LIABILITIES & STOCKHOLDERS'EQUITY



                                     May 31,
                               1997



(Unaudited)



August 31,
1996



Accounts Payable - Trade       $838,087
$545,595
Cash Overdraft         97,244                                 $0
Current Portion of Long Term Debt
325,189                        284,802
Customer Credit Balances Payable
67,251                       105,791
Accrued Expenses        111,674                        171,740
Sales Tax payable          20,555                         17,371
Deferred Revenues - Service Contracts/Rental Income
451,262                          13,760
Security Deposits Payable       253,995
259,558
Income Taxes Payable            9,855                       10,454
Note Payable - Officer         77,900
80,000
Notes Payable       189,000                                    0
Pension Payable        15,288                            5,097
                       ------                            -----

     TOTAL CURRENT
     LIABILITIES
     2,457,298                       1,494,168



LONG-TERM LIABILITIES

  Private Placement
  Notes....................................................................
  Long-Term Debt
  ............................................................................



TOTAL LONG TERM LIABILITIES
 ...................................................



318,426
2,334,641



  Paid in Capital: Preferred.............

STOCKHOLDERS'EQUITY



321,426
2,348,565



2,653,067          2,669,991
---------          ---------



TOTAL LIABILITIES
 .........................................................................

                             5,110,365



Preferred Stock, $-001 Par Value, 168,020 Shares
Authorized-Series A
7.5 % Cumulative Convertible Redeemable, 168,020 Shares Issued and Outstanding ($1,008,120 aggregate liquidation preference)
 .....................



168
 .064,001



1,064,169



4,164,159



168



1,064,001
1,064,169



Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized
Preferred Stock, $-001 Par Value, 580,646 Shares
Authorized-Series B
8.0 % Cumulative Convertible Redeemable, 567,085 and 572,246 Shares Issued and Outstanding as of May 31, 1997 and August 31, 1996, Respectively ($4,394,908 aggregate liquidation preference) 567 572 Common Stock, $.001 Par Value, 50,000,000 Shares Authorized, 4,073,601 and 3,491,340 Shares Issued and Outstanding as of May 31, 1997 and August 31, 1996, Respectively 4,074 3,492 Paid in Capital: Preferred 3,802,633 3,815,328 Common 5,486,788 4,896,947
Retained Earnings 5,359,301 5,320,634



14,036,973



TOTAL
STOCKHOLDERS'EQUITY.................................................
14,653,363      14,036,973
TOTAL                         LIABILITIES                         &
STOCKHOLDERS'EQUITY.........................
$20,827,897         $19,265,301
                        See selected notes to financial statements
                                       F-3
                              HALSTEAD ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                    Unaudited
                               Three Months Ended
                                     May 31,



                                    Unaudited
                                Nine Months Ended
                                     May 31,



                                               9

                                   1997
                                   1996
                                   1997                      1996
                                                             ----

Sales  $4,210,356  $3,857,373          $14,610,917
$12,032,368
Cost of Sales  3,189,471     2,850,477
11,315,668-              8,495,314
GROSS PROFIT  1,020,885        1,006,896
3,295,249              3,537,054
Selling General & Administrative Expenses    953,136
734,017              2,646,056              2,059,844
Net Rental Expense ( Income)  (93,397)
(86,370)              (431,801)                (309,343)
Management Fee, Related Party  90,000
90,000                270,000                 270,000
Royalty Fee    26,250               25,000
78,750                  64,524
Depreciation & Amortization  208,109
161,799                 575,432                461,992

INCOME FROM OPERATIONS  (163,213)
82,450                 156,812                990,037
OTHER INCOME AND EXPENSES:
       Interest Income  7,821              23,996
       85,446                  43,834
       Interest Expense  (94,634)           (95,241)
       (272,742)               (295,433)
       Other Income   12,953              13,570
       13,513                18,345_

INCOME BEFORE TAXES  (237,072)             24,775
(16,970)               756,783
PROVISIONS FOR INCOME TAXES
       Current           0
       1,104                           0          257,307
       Deferred  (79,4311          984
                 --------          ---
       0-             6,984

       INCOME BEFORE EXTRAORDINARY ITEM    (157,641)
       22,687                  (16,970)              492,492

       EXTRAORDINARY ITEM-Gain from the sale
        of customer list less applicable income
        taxes of
        $61,852
        113,815                         0           113,815
                            0
  NET
  INCOME
  ($43,826)             $22,687
  ---------
  $96,845                $492,492
                         --------
  NET INCOME PER SHARE
       Primary EPS   ($0.03)               $0.01
                     -------               -----
       ($0.04L                 $0.13
       -------                 -----
       Fully Diluted EPS   ($0.03)
                           -------
       $0.01                 ($0.04)                 $0.13
                             -------                 -----

       Weighted Average Number of Common and
       Equivalent Shares Outstanding
       PEPS                                        4,840,228
                  3,354,766              4,756,895
                  ---------              ---------
       3,342,874
       ---------



Equivalent Shares outstanding PEPS
                    FDEPS



5,030,445



See selected notes to financial statements
              F-4


4,9471112

                              HALSTEAD ENERGY CORP.
CONSO IDATED STATEMENT OF STOCKHOLDERS'EQUITY



PREFERRED STOCK
$.001 PAR VALUE
ISSUED AMOUNT



COMMON STOCK
$.001 PAR VALUE
ISSUED AMOUNT



                                     PAID IN
                                     CAPITAL



RETAINED
EARNINGS



TOTAL
STOCK-
HOLDERS'
EQUITY



Balances      at     8/31/94     (As      Previously      Reported)
0          0          2,779,050           2,779           2,484,741
5,018,724        7,506,244
Adjustment      for     omission     of     Paid     In     Capital
0                     0                     0                     0
984,477                 0       984,477
Adjustment for the understatement of
deferred              income             tax              liability
0                0                0               0               0
(46,865)        (46,865)
Balances at August 31, 1994 (as restated
in                                                            1995)
0          0          2,779,050           2,779           3,469,218
4,971,859        8,443,856
October 1994, Pursuant to private
Placements,               $1.75              per              share
0                  0                  115,000                   115
201,135                 0       201,250
December 1994 through February 1995,
Pursuant     to     Private     Placement,     $1.75    per    shar
0                   0                   90,000                   90
157,410                 0       157,500
March 1995 through May 1995,
Pursuant     to     Private     Placement,     $1.75    per    shar
0                  0                  352,142                   352
615,897                 0       616,249
Employee Compensation March 1995,
$2.50                           per                           share
0                   0                    1,925                    2
4,811                0          4,813
Private                       Placement                       Costs
0                     0                     0                     0
(83,750)                0       (83,750)
Net         Income         -        August         31,         1995
0                0                0               0               0
256,648         256,648
Cash Dividends Declared:
Preferred,               $0.45               per              share
0                0                0               0               0
                 -                -               -               -
(12,601)        (12,601)
Balances at August 31, 1995 (As restated in
1995)
0          0          3,338,117           3,338           4,364,721
5,215,906       9,583,965
Cash Dividends Declared:
Preferred,        Series       A       $0.45        per       share
0                0                0               0               0
(75,610)        (75,610)
Cash Dividends Declared:
Preferred,                         Series                         B
0                0                0               0               0
(756)            (756)
Debentures Converted at an average price of
$3.48                           Per                           Share
0                  0                  104,647                   105
363,740                 0       363,845
Employee Compensation March 1996,
$5.38                           per                           share
0                   0                    2,250                    2
12,092                0         12,094

Preferred Stock Issued at $7.75 per share
580,646            580              0           0
4,499,420                  0 4,500,000

Private Placement Costs Commissions
0             0            0           0 (625,246)
0 (625,246)

Conversion of Preferred Shares to Common
(8,400)              (8) 18,816             19
745                0            756

Conversion of Note Payable to Common Shs.
0             0 27,510             28 46,398
0         46,426
Issuance of stock warrants for 297,125 shares
March 1996
0             0            0           0
511,055                 0       511,055
Deferred Expense Stock Warrants
0             0            0           0
(460,650)               0       (460,650)
Net Income -August 31,1996
0             0            0           0               0
              -            -           -               -
181,094         181,094
-------         -------


Balances at August 31, 1996

572,246

$572 3,491.340     $3,492   $8,712,275   $5,320,634 $14,036,973

                              HALSTEAD ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



Cash Flows from Operting Activities:
      Net Income
      Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities Depreciation and Amortization Amortization of Deferred Expense
      - Trademark Bad Debts Provisions (Increase) Decrease in Accounts Receivable (Increase) Decrease in Stock Subscription Receivable (increase) Decrease In Inventory (increase) Decrease in Prepaid Expenses (Increase) Decrease in Deposits Increase (Decrease) in Accounts Payable - Trade & Accrued Expenses Increase (Decrease) Sales Taxes Increase (Decrease) in Customer Credit Balances Payable

      Increase (Decrease) in Pension Plan Payable Increase (Decrease) in Excise and Other Taxes Payable Increase (Decrease) in Deferred Revenues Increase (Decrease) in Income Taxes Payable Increase (Decrease) in Note Payable - Officer (Increase) Decrease in Deferred Registration Cost (Increase) Decrease in Discount on Notes Payable Increase (Decrease) in Security Deposits Payable



TOTAL ADJUSTMENTS
Net Cash Provided (Used) By Operations


Cash Flows From Investing Activities:
      Intangible Assets
      Acquisition of Property and Equipment
      Acquisition of Land
      Advances in Note Receivable - ATI
      Repayment in Note Receivable - ATI



Net Cash Provided (Used) by Investing Activities



Cash Flows From Financing Activities:
      Preferred Dividends
Increase(Decrease) in Long Term Debt Payments of Long Term Debt
Proceeds From Capital Contribution Increase(Decrease) in Cash
Overdraft Net Cash provided by Financing Activities



Net Increase (Decrease) in Cash
      Cash and Cash Equivalent at Beginning of Period



Cash and Cash Equivalent at End of Period
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
      Interest Expense
      Income Taxes
      Acquisition of Property & Equipment
      Acquisition of Land
Non Cash Transaction:
      Acquisition of Property & Equipment
      Acquisition of Land



F-7



                                Nine Months Ended
                                     May 31,



1997                 1996
----                 ----



$96,845               $492,493

575,432                461,992
  78,750
     0
(343,685)              (396,782)
0              (4,500,000)
  (46,076)                (53,118)
  (13,968)               (221,550)
     0                    (325)
232,426                 (14,947)
   3,184                  6,131
  (38,540)                 (4,251)
  10,191
   (599)
437,502                  (6,798)
             17,791
186,900

              12,363



(5,563)



1,075,954            (4,699,494)
1,172,799            (4,207,001)


(627,966)
(1,261,921)



(1,876,569)



(1,607,987)             1,189,082
                 0

(3,497,874)              (687,487)


   (58,178)                (56,707)
   260,489                       0
   (237,024)              223,546
   201,070               4,744,512
   97,244                      0
   ------                      -
   263,601               4,911,351
   -------               ---------



                            (2,061,474)
                             2,061,474



16,863
0



$0          - $16,863
              -------



$272,742
$0
$1,261,921
$0



$387,500
$0



$295,433

$436,569
$0

              Selected Notes To Financial Statements
                          Nine Months Ended May 31,1997
             (3) COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of not income (loss) per common share for Halstead Energy Corp. as contained in the consolidated statement of operations for the nine months ended May 31, 1997



                      Three Months
                      ended,                                 Nine
                      Months ended,
                       May
                       31,
                       May 31,
                       1997
                       1996
                       11997             1996
                                         ----

Not income (loss) applicable to
  common
  shares:
  (43,826)          22,687
  96,845          492,492

Preferred stock Dividends declared         (18,902)
(18.902)                         (58,178)          (56,706)
Preferred stock dividends undeclared
(87,898)                   0
(263,694)                     0

Interest expense reduction            4,979
0                       14,937                     0

Net income (loss) applicable to
  common shares      (145.647)
  3,785                       (210,090)          435,786
                              ---------          -------

Weighted average shares of common
  stock outstanding    4,011,369
  3,354,766                        3,928,036         3,342,874
Common Stock Equivalents (3)   1,387,600
0                   1,387,600                      0
Less - Shares assumed to be repurchased
  under the modified treasury stock
method     (558,741)                   0
(558.741)                    0
Other potentially dilutive securities:
              0                0
0                  0



Weighted average shares of common stock
  outstanding and common stock
  equivalents                                4,840,228
  3,354,766                            4,756,895
  3,342,874

Primary Earnings Per
Share
($0.03)             $0.00
($0.04)               $0.13


Net income (loss) applicable to common shares:

  (43,826)            22,687
  96,845             492,492

Preferred stock didviends declared
0                   0
(58,178)             (56,706)
Preferred stock dividends undeclared
(87,871)                      0
(263,613)                         0

Interest expense reduction
2,348                      0
4,697                        0

Net income (loss) applicable to
  common shares            (129.349)            22
                           ---------            --
  @687                            (220,249)             435,786
                                  ---------             -------

Weighted average shares of common
  stock outstanding          4,011,369
  3,354,766                             3,928,036
  3,342,874
Common Stock Equivalents (3)
1.387,600                        0
1,387,600                          0
Less - Shares assumed to be repurchased
  under the modified treasury stock
method            (558,741)
0                        (558,741)                        0
Other potentially dilutive securities
(1)
190,217                       0
190,217                         0



Weighted average shares of common stock
outstanding and common stock equivalents 5,030,445
3,354,766              4,947,112 3,342,874
Fully Diluted Earnings Per Share (2)          ($0.03)
$0.01                ($0.04)      $0.13


(1) Assumes conversion of 168,020 shs. of series A preferred stock into 168,020 shares of common stock and also assumes conversion of Series B preferred stock into 22,197 shares of common stock based on 4.99% Limit of the outstanding amount of common shares of 4,073,601 for a total of 203,273 shares minus the shares previously issued of 18,815 and 162,261 respectively.
(2) For fully diluted earnings per share the converted preferred stock is antidilutive and conversion is not assumed because the amount of the dividend paid or declared for the current pehod per common share obtainable on conversion exceeds the earnings per share amount without conversion.
(3) Only options and warrants that have had their exercise pdce below the closing market price for three consecutive months are included as common stock equivalents.



F-9

                              HALSTEAD ENERGY CORP.
                  CONSO IDATED STATEMENT OF STOCKHOLDERS'EQUITY


                                                                           TOTAL
                 PREFERRED STOCK             COMMON
                 STOCK
                 STOCK-
                 $.001 PAR VALUE           $.001 PAR
                 VALUE           PAID IN       RETAINED HOLDERS'
                 ISSUED AMOUNT             ISSUED AMOUNT
                 CAPITAL                   EARNINGS         EQUITY

Balances at August 31, 1996                        572,246
$572 3,491,340           $3,492    $8,712,275      $5,320,634
$14,036,973

Cash Dividends Declared:
Preferred, Series A $0.2250 per share
0             0            0           0              0
(56,706)        (56,706)

Cash Dividends Declared:
Preferred, Series B
0             0            0           0              0
(1,472)        (1,472)

Employee Compensation January 1997,
$.50 per share
0             0       20.000          20
9,980                0        10,000

Common Shs. issued for acquisition on
September 1, 1996 at $1.9375 per share
0             0      200,000         200
387,300                0       387,500
Conversion of Preferred Shares to Common
(5,161)           (5)    162,261         162
1,315               0          1,472
Deferred Expense Stock Warrants
0             0            0           0
78,750                0        78,750
Common Shs. issued to an employee for
future services
0                    200,000         200
99,800                0        100,000
Net Income -May 31,1997
0             0            0           0              0
              -            -           -              -
96,845         96,845
------         ------
Balances at May 31, 1997
567,085           567    4,073,601       4,074
                                         -----
9,289,420      5,359,301      14,653,362