Form 10QSB/A
period 1997-05-31
HALSTEAD ENERGY CORP
filed 1997-08-06
CIK 791350

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

           Consolidated Statement of Cash Flows for the nine F-7 months ended May 31, 1997 and May 31, 1996, respectively (unaudited)

           Notes to the Financial Statements                 F-8 to F-10

ITEM. 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION                            F-11 to F-17


PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings                                 F-18

Signature Pages                                              F-19

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

     Extraordinary income for the three months ended May 31, 1997 increased by $113,815 (net of taxes). The increase is due to the sale of a retail fuel oil customer list to an independent third party distributor.

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

     HQ Propane, an operating subsidiary of the Company, has obtained from lending institutions a $500,000 mortgage loan and a $500,000 line of credit which the Company completed during May 1994. The mortgage loan has a term of five years at a rate of interest equal to 8.5% per annum with principal and interest payable monthly. The line of credit is available until September 15, 1997 at a floating rate of interest equal to 2.5% above the bank's prime rate in effect from time to time with interest only payable monthly on the advances outstanding under the line of credit. The loan and the line of credit are secured by the Company's headquarters and the terminal facility at Alexander Street. HQ Propane, Claire Tarricone, Anthony Tarricone and Joseph Tarricone are guarantors on the loans.

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

     On November 29, 1996 and February 28,1997, ATI transferred to HQ Propane four (4) leaseholds in partial satisfaction of the note receivable due from ATI. The appraised value of these leaseholds was $160,000, $175,000, $210,000, and $145,000 respectively. As of May 31, 1997, the note receivable due from ATI was $2,963,563. On June 10, 1997, ATI filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referenced as "A. TARRICONE, INC., 97B21488." In connection therewith, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under the note receivable from ATI in the approximate amount of $2,963,563 and pre-petition liens on certain leasehold interests. As the voluntary petition was only recently filed by ATI, and as the schedules which would provide full disclosure of all of the assets and liabilities of ATI have not yet been filed with the court, it would be difficult to determine at this time the likelihood of recovery by the Company of such indebtedness. In any event, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, or that all or any portion of such indebtedness will be repaid to the Company. Furthermore, the Company has recently determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding. The Company intends to pursue all appropriate avenues (if any) to protect its interests in this regard. If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected.

     On December 31, 1996 the Company entered into an agreement with a third party distributor to lease four (4) gasoline stations for a period of 10 years with an option for renewal. The distributor prepaid the Company $149,080 for the first year of rental expense and the Company is carrying $125,500 as deferred income. Simultaneously, the Company terminated the previous third party agreement for $192,497 which resulted in a note receivable and additional rental income of approximately $70,000.

      On May 16, 1997 the Company entered into an agreement for the sale of its retail fuel oil customer list to an independent third party distributor. The terms of the sale were $200,000 at closing, $200,000 on the first anniversary, and $127,000 on the second anniversary, with interest on outstanding amounts at a rate of 6% per annum. As a result, the Company has recognized extraordinary income to the extent of $113,815 (net of applicable income taxes of $61,852).

     During the quarter ended February 28, 1997, the Company issued for certain consulting services 400,000 five (5) year warrants dated 2/27/97 at $.41 per warrant exercise price, 100,000 five (5) year warrants (10,000 dated 11/04/96, and 90,000 dated 2/18/97) at $.3125 per warrant exercise price, and 15,000 five
(5) year warrants dated 11/05/96 at $1.00 per warrant exercise price.

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





                                    HALSTEAD ENERGY CORP.



Dated: July 21, 1997                By:  /s/ Claire E. Tarricone
                                        --------------
                                          President



Dated: July 21, 1997                By:  /s/ Joseph A. Tarricone
                                        --------------
                                           Vice President/Treasurer

                              Halstead Energy Corp.
                           Consolidated Balance Sheets


                                             May 31,             August 31,
                                             1997                1996
                                             (Unaudited)

                                             ASSETS
CURRENT ASSETS

Cash.........................................     $0             $2,061,474
Accounts Receivable - Trade, Net of
Allowances for Uncollectible Accounts
of $227,869..................................$2,084,291           1,628,070
Rent Receivable..............................      0                122,497
Other Receivable.............................    14,756               4,798
Inventory....................................   297,526             251,450
Prepaid Expense..............................   209,329             195,361
Prepaid Income Taxes.........................     6,558               6,558
                                             ----------          ----------

     TOTAL CURRENT ASSETS.................... 2,612,461           4,270,208


     NET DEFERRED TAX ASSET..................   612,406             612,406


PROPERTY PLANT AND EQUIPMENT - NET

   Land......................................   894,000            894,000
   Property Plant and Equipment..............11,715,092         10,952,437
                                             ----------         ----------

     TOTAL PROPERTY PLANT AND EQUIPMENT      12,609,092         11,846,437

OTHER ASSETS
   Notes Receivable..........................   377,902             80,000
   Note Receivable - Related Party........... 2,963,563          1,355,576
   Intangible Assets - Net................... 1,650,429          1,098,629
   Deposits..................................     2,045              2,045
                                              ---------          ---------
          TOTAL OTHER ASSETS................. 4,993,939          2,536,250
                                              ---------          ---------
          TOTAL ASSETS......................$20,827,897        $19,265,301


              See selected notes to financial statements
                               F-2

                              Halstead Energy Corp.
                           Consolidated Balance Sheets

                                             May 31,             August 31,
                                             1997                1996
                                             (Unaudited)


                         LIABILITIES & STOCKHOLDERS'EQUITY

LIABILITIES

CURRENT LIABILITIES


Accounts Payable - Trade.................    $838,087             $545,595
Cash Overdraft...........................      97,244                   $0
Current Portion of Long Term Debt........     325,189              284,802
Customer Credit Balances Payable.........      67,251              105,791
Accrued Expenses.........................     111,674              171,740
Sales Tax payable........................      20,555               17,371
Deferred Revenues - Service Contracts/
 Rental Income...........................     451,262               13,760
Security Deposits Payable................     253,995              259,558
Income Taxes Payable.....................       9,855               10,454
Note Payable - Officer...................      77,900               80,000
Notes Payable............................     189,000                    0
Pension Payable..........................      15,288                5,097
                                              -------                -----

     TOTAL CURRENT LIABILITIES              2,457,298            1,494,168


LONG-TERM LIABILITIES

  Private Placement
  Notes...................................    318,426              321,426
  Long-Term Debt..........................  2,334,641            2,348,565
                                           ----------            ---------

     TOTAL LONG TERM LIABILITIES..........  2,653,067            2,669,991
                                           ----------            ---------

     TOTAL LIABILITIES....................  5,110,365            4,164,159
                                           ----------            ---------

Preferred Stock, $001. Par Value 168,020
Shares Authorized-Series A 7.5% Cuulative
Convertible Redeemable, 168,020 Shares
Issued and Outstanding ($1,008,120
aggregate liquidation preference)........         168                 168
Paid in Capital:  Preferred..............   1,064,001           1,064,001
                                           ----------           ---------

STOCKHOLDERS'EQUITY

Preferred Stock, $.001 Par Value,
5,000,000 Shares Authorized
Preferred Stock, $-001 Par Value,
580,646 Shares Authorized-Series B
8.0 % Cumulative Convertible  Redeemable,
567,085 and 572,246 Shares Issued and
Outstanding  as of May 31, 1997 and
August 31,  1996,  Respectively  ($4,394,908
aggregate  liquidation  preference).........     567                  572
Common  Stock,  $.001  Par  Value,
50,000,000  Shares  Authorized,
4,073,601  and  3,491,340  Shares  Issued
and Outstanding  as of May 31, 1997 and
August 31,  1996,  Respectively.............    4,074               3,492
Paid in  Capital:  Preferred................3,802,633           3,815,328
                   Common...................5,486,788           4,896,947
Retained Earnings...........................5,359,301           5,320,634

     TOTAL STOCKHOLDERS'EQUITY.............14,653,363          14,036,973
                                           ----------          ----------
     TOTAL LIABILITIES &
     STOCKHOLDERS'EQUITY..................$20,827,897         $19,265,301
                                          -----------         -----------


                    See selected notes to financial statements
                                       F-3

                              HALSTEAD ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                    Unaudited               Unaudited
                               Three Months Ended        Nine Months Ended
                                     May 31,                  May 31,
                               -------------------       ------------------
                                 1997      1996          1997       1996
                               -------------------       ------------------

Sales........................$4,210,356  $3,857,373   $14,610,917 $12,032,368
Cost of Sales................ 3,189,471   2,850,477    11,315,668   8,495,314
                             ----------  ----------   ----------- -----------
GROSS PROFIT................. 1,020,885   1,006,896     3,295,249   3,537,054

Selling General &
Administrative Expenses......   953,136     734,017     2,646,056   2,059,844
Net Rental Expense (Income)..   (93,397)    (86,370)     (431,801)   (309,343)
Management Fee,
Related Party................    90,000      90,000       270,000     270,000
Royalty Fee..................    26,250      25,000        78,750      64,524
Depreciation & Amortization..   208,109     161,799       575,432     461,992

  INCOME FROM OPERATIONS..... (163,213)      82,450       156,812     990,037

OTHER INCOME AND EXPENSES:
       Interest Income.......     7,821      23,996        85,446      43,834
       Interest Expense......   (94,634)    (95,241)     (272,742)   (295,433)
       Other Income..........    12,953      13,570        13,513      18,345
                              ---------     --------     --------     --------

  INCOME BEFORE TAXES........  (237,072)     24,775       (16,970)    756,783

PROVISIONS FOR INCOME TAXES
       Current...............         0       1,104             0     257,307
       Deferred..............   (79,431)        984             0       6,984
                               --------      ------       -------     -------

       INCOME BEFORE
       EXTRAORDINARY ITEM....  (157,641)     22,687       (16,970)    492,492

       EXTRAORDINARY ITEM-Gain
        from the sale of
        customer list less
        applicable income
        taxes of $61,852.....   113,815           0       113,815           0

      NET INCOME               ($43,826)    $22,687       $96,845     $492,492
                               --------     -------       -------     --------

  NET INCOME PER SHARE

       Primary EPS...........   ($0.03)       $0.01       ($0.04)        $0.13
                                -------       -----       -------      -------
       Fully Diluted EPS.....   ($0.03)       $0.01       ($0.04)        $0.13
                                -------       -----       -------      -------

       Weighted Average Number
       of Common and Equivalent
       Shares Outstanding PEPS 4,840,228  3,354,766     4,756,895    3,342,874
                               ---------  ---------     ---------    ---------
                         FDEPS 5,030,445                4,947,112
                               ---------                ---------



                   See selected notes to financial statements
                                       F-4

                              HALSTEAD ENERGY CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY

                                     COMMON STOCK                      TOTAL
                    PREFERRED STOCK  $.001 PAR                         STOCK-
                    $.001 PAR VALUE  VALUE ISSUED  PAID IN  RETAINED   HOLDERS'
                    ISSUED AMOUNT    ISSUED AMOUNT CAPITAL  EARNINGS   EQUITY
                    ------ --------  ------ ------ -------  --------   ------

Balances at 8/31/94
 (As Previously
   Reported)        0        0    2,779,050  2,779 2,484,741 5,018,724 7,506,244
Adjustment for
 omission of Paid
 In Capital         0        0           0       0   984,477      0     984,477
Adjustment for the
understatement of
deferred income
tax liability       0        0           0       0         0  (46,865)  (46,865)
Balances at August
31, 1994 (as     -----   ------  ----------  ----- --------- --------- ---------
restated in 1995)   0        0    2,779,050  2,779 3,469,218 4,971,859 8,443,856

October 1994,
Pursuant to private
Placements, $1.75
per share           0        0      115,000    115   201,135        0   201,250

December 1994
through February
1995, Pursuant to
Private Placement,
$1.75 per share     0        0       90,000     90   157,410        0   157,500

March 1995 through
May 1995, Pursuant
to Private Placement,
$1.75 per share     0        0      352,142    352   615,897        0   616,249

Employee Compensa-
tion March 1995,
$2.50 per share     0        0        1,925      2     4,811        0     4,813

Private Placement
Costs               0        0            0      0   (83,750)       0  (83,750)

Net Income  -
August 31, 1995     0        0            0      0         0  256,648   256,648

Cash Dividends
Declared: Preferred,
$0.45 per share     0        0            0      0         0 (12,601)  (12,601)
                   ---      ---      ------    ----   ------ --------  --------

Balances at
August 31, 1995
(As restated in
1995)               0        0   3,338,117  3,338  4,364,721 5,215,906 9,583,965

Cash Dividends
Declared:
Preferred,
Series A $0.45
per share           0        0            0      0        0   (75,610)  (75,610)

Cash Dividends
Declared:
Preferred,
Series B            0        0            0      0        0      (756)    (756)

Debentures
Converted at an
average price of
$3.48 Per Share     0        0      104,647    105  363,740         0   363,845

Employee
Compensation March
1996, $5.38 per
share               0        0        2,250      2   12,092         0    12,094

Preferred Stock
Issued at $7.75
per share      580,646     580            0      0 4,499,420       0  4,500,000

Private
Placement
Costs
Commissions         0        0            0      0  (625,246)      0  (625,246)

Conversion of
Preferred Shares
to Common      (8,400)      (8)      18,816     19       745       0        756

Conversion of
Note Payable to
Common Shs.         0        0       27,510     28    46,398       0     46,426

Issuance of
stock warrants
for 297,125 shares
March 1996
                    0        0            0      0   511,055       0    511,055

Deferred Expense
Stock Warrants      0        0            0      0  (460,650)      0  (460,650)

Net Income -
August 31,1996      0        0            0      0         0 181,094    181,094
                -------  -------    -------    ---- -------- -------   --------

Balances at
August 31,
1996           572,246    572   3,491,340  3,492  8,712,275 5,320,634 14,036,973

                              HALSTEAD ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Nine Months Ended
                                                         May 31,
                                                    1997               1996
                                                    ----               ----

Cash Flows from Operting Activities:
      Net Income                                  $96,845            $492,493
      Adjustments  to  Reconcile  Net  Income
      to Net  Cash  Used  in  Operating
      Activities Depreciation and Amortization    575,432             461,992
      Amortization of Deferred Expense
      -  Trademark                                 78,750
      Bad  Debts  Provisions                            0
      (Increase) Decrease  in  Accounts
        Receivable                               (343,685)           (396,782)
      (Increase) Decrease in Stock Subscription
        Receivable                                      0          (4,500,000)
      (increase) Decrease In Inventory            (46,076)            (53,118)
      (increase) Decrease in Prepaid Expenses     (13,968)           (221,550)
      (Increase) Decrease in Deposits                   0                (325)
      Increase (Decrease) in Accounts  Payable
        - Trade & Accrued Expenses                232,426             (14,947)
      Increase  (Decrease) Sales Taxes              3,184               6,131
      Increase  (Decrease) in Customer Credit
        Balances Payable                          (38,540)             (4,251)
      Increase  (Decrease) in Pension Plan
        Payable                                    10,191
      Increase (Decrease) in Excise and Other
        Taxes Payable                                (599)
      Increase (Decrease) in Deferred Revenues    437,502              (6,798)
      Increase (Decrease) in Income Taxes Payable                      17,791
      Increase (Decrease) in Note Payable -
      Officer                                     186,900
      (Increase)  Decrease in  Deferred
        Registration  Cost
      (Increase)  Decrease in  Discount on Notes
        Payable                                                        12,363
      Increase  (Decrease)  in Security
      Deposits Payable                             (5,563)
                                                  -------             --------
     TOTAL ADJUSTMENTS                          1,075,954           (4,699,494)

     Net Cash Provided (Used) By Operations     1,172,799           (4,207,001)


Cash Flows From Investing Activities:
      Intangible Assets                          (627,966)
      Acquisition of Property and Equipment    (1,261,921)          (1,876,569)
      Acquisition of Land
      Advances in Note Receivable - ATI        (1,607,987)           1,189,082
      Repayment in Note Receivable - ATI                                     0
                                               ----------            ---------
Net Cash Provided (Used) by Investing
     Activities                                (3,497,874)           (687,487)


Cash Flows From Financing Activities:
      Preferred Dividends                         (58,178)            (56,707)
      Increase(Decrease) in Long Term Debt        260,489                   0
      Payments of Long Term Debt                 (237,024)             223,546
      Proceeds From Capital Contribution          201,070            4,744,512
      Increase(Decrease) in Cash
        Overdraft                                  97,244                    0
                                               ----------            ---------
Net Cash provided by Financing Activities         263,601            4,911,351
                                               ----------            ---------
Net Increase (Decrease) in Cash                (2,061,474)              16,863
      Cash and Cash Equivalent at Beginning
      of Period                                 2,061,474                    0
                                               ----------             --------
Cash and Cash Equivalent at End of Period               0              $16,863
                                               ----------             --------

Supplemental Disclosure of Cash Flow Information

Cash Paid During the Year for:
      Interest Expense                          $272,742              $295,433
      Income Taxes                                     0                     0
      Acquisition of Property & Equipment     $1,261,921              $436,569
      Acquisition of Land                              0                     0
Non Cash Transaction:
      Acquisition of Property & Equipment       $387,500                     0
      Acquisition of Land                              0                     0

                     Selected Notes To Financial Statements
                          Nine Months Ended May 31,1997


(3) COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of not income (loss) per common share for Halstead Energy Corp. as contained in the consolidated statement of operations for the nine months ended May 31, 1997



                           Three Months ended,               Nine Months ended,
                                 May 31,                          May 31,
                           1997          1996                1997         1996
                           -----         ----                ----         ----

Net income (loss)
applicable to
  common
  shares:               (43,826)       22,687               96,845     492,492

Preferred stock
Dividends declared      (18,902)     (18.902)              (58,178)    (56,706)
Preferred stock
dividends undeclared    (87,898)           0              (263,694)          0

Interest expense
reduction                 4,979            0                14,937           0

Net income (loss)
applicable to
common shares          (145,647)       3,785             (210,090)     435,786
                       ---------      -------            --------      -------

Weighted average
shares of common
stock outstanding     4,011,369    3,354,766             3,928,036   3,342,874

Common Stock
Equivalents (3)       1,387,600            0             1,387,600           0
Less - Shares assumed
to be repurchased
under the modified
treasury stock
method                (558,741)            0              (558,741)          0
Other potentially
dilutive securities:         0             0                     0           0


Weighted average
shares of common stock
outstanding and common
stock equivalents     4,840,228    3,354,766              4,756,895  3,342,874

Primary Earnings Per
Share                   ($0.03)        $0.00                ($0.04)      $0.13


Net income (loss)
applicable to common
shares:                (43,826)       22,687                96,845     492,492

Preferred stock
divdends declared            0            0                (58,178)    (56,706)
Preferred stock
dividends undeclared   (87,871)           0               (263,613)          0

Interest expense
reduction                2,348            0                  4,697           0

Net income (loss)
applicable to
common shares        (129,349)        22,687               (220,249)   435,786
                     ---------        -------              ---------   -------

Weighted average
shares of common
stock outstanding    4,011,369     3,354,766               3,928,036  3,342,874
Common Stock
Equivalents (3)      1,387,600             0               1,387,600          0
Less - Shares
assumed to be
repurchased
under the modified
treasury stock
method               (558,741)             0                (558,741)         0
Other potentially
dilutive
securities(1)         190,217              0                 190,217          0


Weighted average
shares of common
stock outstanding
and common stock
equivalents         5,030,445      3,354,766               4,947,112  3,342,874

Fully Diluted
Earnings Per
Share (2)           ($0.03)            $0.01                ($0.04)      $0.13


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

                              HALSTEAD ENERGY CORP.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY


                                                                   TOTAL
              PREFERRED STOCK  COMMON STOCK                        STOCK-
              $.001 PAR VALUE  $.001 PAR VALUE  PAID IN  RETAINED  HOLDERS'
              ISSUED AMOUNT    ISSUED AMOUNT    CAPITAL  EARNINGS  EQUITY
              ------ --------  ------ --------  -------  --------  --------
Balances at
August 31,
1996        572,246  $572   3,491,340 $3,492   $8,712,275 $5,320,634 $14,036,973

Cash Divi-
dends
Declared:
Preferred,
Series A
$0.2250 per
share          0        0         0       0           0     (56,706)   (56,706)

Cash Divi-
dends
Declared:
Preferred,
Series B       0        0         0       0           0      (1,472)   (1,472)

Employee
Compensation
January 1997,
$.50 per
share          0        0     20,000      20       9,980          0     10,000

Common Shs.
issued for
acquisition
on Sept. 1,
1996 at
$1.9375 per
share          0        0    200,000     200     387,300          0    387,500

Conversion of
Preferred
Shares to
Common    (5,161)      (5)  162,261      162       1,315          0     1,472

Deferred
Expense
Stock
Warrants      0        0         0        0       78,750          0     78,750

Common Shs.
issued to an
employee for
future
services     0               200,000     200      99,800          0     100,000

Net Income
 - May 31,
1997         0         0         0        0       0          96,845      96,845
          ------   ------   -------     ----      ------     -------    -------
Balances
at May 31,
1997     567,085     567    4,073,601  4,074   9,289,420  5,359,301  14,653,362