Form 10KSB/A
period 1996-08-31
HALSTEAD ENERGY CORP
filed 1997-10-16
CIK 791350

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                        FORM 10-KSB/A

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES ACT OF 1934 (Fee Required)

          For the Fiscal Year Ended August 31, 1996

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

       For the Transition Period From ______ to ______

                 Commission File No. 0-25660

                    HALSTEAD ENERGY CORP.
        (Name of small business issuer in its charter)

Nevada                                    87-0446395
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)            Identification No.)
33 Hubbells Drive
Mt. Kisco, New York                       10549
(Address of Principal Executive Offices)  (Zip Code)
(914) 666-3200                            (Issuer's Telephone Number,
                                           Including Area Code)

Securities registered pursuant to
Section 12 (b) of the Exchange Act:            None

Securities registered pursuant to
Section 12 (g) of the Exchange Act:            Common Stock,$.001 Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(  ) Yes      X) No

Check if there is no disclosure of delinquent filers in
response to Item 405 of Regulation S-B contained in the
form, and no disclosure will be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.
(  ) Yes     (X)  No

The issuer's revenues for its most recent fiscal year were $15,312,260.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of January 1, 1997 was $1,014,525.56.

As of January 1, 1997, the issuer had 3,873,601 shares of its Common Stock outstanding.

PART I

ITEM 1.  BUSINESS.

Background

      Halstead Energy Corp. (the "Company") was originally incorporated in the State of Utah on January 15, 1986 under the name of Technical Analysis, Inc. On July 23, 1987, the Company changed its name to LMD Acquisitions, Inc. and effective October 8, 1990, changed its corporate domicile to the State of Nevada. On March 12, 1993, the Company changed its name to Castleview Corp. On August 5, 1993 Castleview acquired Halstead Quinn Propane, Inc. ("HQ Propane") in exchange for 2,170,000 shares of the Company's Common Stock. Simultaneous with such acquisition the Company changed its name to Halstead Energy Corp.

      The Company's operating entities are engaged in the wholesale and/or retail distribution of, and the provision of services relating to, fuel oil, liquid propane gas, gasoline and diesel fuel primarily in Westchester, Putnam, Dutchess, Rockland and surrounding counties in New York State. The Company has four principal operating divisions: HQ Propane, a wholly-owned subsidiary of the Company; Halstead Quinn Terminal ("HQ Terminal") and HQ Gasoline ("HQ Gasoline"), which are separate divisions of HQ Propane; and Rockland Fuel Oil, Inc., a wholly-owned subsidiary of HQ Propane ("Rockland"). The business of White Plains Fuel, Inc., a Hawthorne, New York- based retail distributor of fuel oil and diesel fuel which was acquired by the Company in June 1995, is being operated by a third party under the terms of a four (4) year lease.

Recent Developments

      On July 17, 1996, HQ Propane acquired the customer list and other assets of E. F. Osborn & Sons, a Pawling, New York-based retail propane distributor. The acquisition has provided approximately 500 new customer accounts to HQ Propane and additional storage facilities. It also marked the Company's expansion into a marketing region (Dutchess County), where the company has been trying to increase its market presence, and where there is currently significant propane demand, which demand the Company expects will grow in the future.

      In September 1996, the Company acquired certain assets of Dino Oil, Inc., a Bronx, New York-based commercial gasoline distributor. The addition of the Company's Dino Oil division has provided the Company with new customer accounts, including various service stations and fleet garages, located in the Bronx, Queens, Brooklyn, Manhattan, as well as Nassau, Suffolk and Westchester counties, thus adding new, and broadening existing, marketing regions.

Retail Propane Distribution

      HQ Propane (formerly Halstead Quinn Fuel Oil Co., Inc.), based in central Westchester County in Mt. Kisco, New York, was established in 1946 and since 1958 has been a retail distributor of liquid propane gas and propane equipment and also provides services related thereto. ATI acquired HQ Propane in 1975 and subsequently spun it off to its shareholders in December 1992. In July 1996, HQ Propane acquired the customer list and certain other assets of E. F. Osborn & Sons, a Pawling, New York-based retail propane distributor.

      HQ Propane has just under 7,000 accounts. Of these accounts, approximately 80% are Westchester County residents and businesses, and the remaining 20% are located throughout the surrounding counties of Putnam and Dutchess in New York State.

      Westchester County harbors many affluent communities whose lifestyles create an above average demand for energy-intensive applications and, the Company believes, are also more resistant to recessionary pressures. This is partly exemplified by the slow but steady growth in sales revenues over the last three years. The Company believes that, in Westchester County, HQ Propane has a market share of approximately 18%. In terms of accounts, the Company believes that HQ Propane is the second largest propane distributor in Westchester County.

      Although propane can be used for virtually all household and business utility applications, of HQ Propane's customers, approximately 78% use propane for hot water heating and cooking; approximately 16% use propane for pool heating; and approximately 6% use propane for home heating. HQ Propane has focused its marketing efforts on hot water heating and cooking applications because these uses are relatively constant throughout the year, thereby reducing seasonal fluctuations, and because its gross profit margins from hot water heating use are significantly more than that of a residential propane heating or commercial propane account.

      The Company believes that propane has distinct advantages over alternative energy sources, including efficiency, cost and availability. These attributes result in the retail customer realizing reduced utility bills. With an increased marketing effort, the Company believes that HQ Propane has the opportunity to gain a larger share of the Westchester County energy market by converting electricity and fuel oil users to propane and by having owners of newly constructed buildings select propane as their energy source.

      HQ Propane's base of operations is centrally located at the Company's headquarters in Mount Kisco, New York. HQ Propane also maintains an inland fuel oil storage terminal and a 30,000 gallon propane storage tank for its own operations. The fuel oil facility is presently leased to a major independent fuel oil distributor.

Wholesale Distribution and Storage

      HQ Terminal, with its terminal facility located in Yonkers, New York near the New York City border, operates through A. Tarricone, Inc. (ATI) as a wholesaler of fuel oil to third party resellers, and provides gasoline, fuel oil and diesel storage facilities for other petroleum companies, such as Mobil Oil Corporation. In addition, most of the Company's product supply for fuel oil and gasoline originate from this terminal. HQ Propane will assume the operation of the terminal from ATI upon the issuance of its licenses. See "BUSINESS - Certain Licenses Relating to the Company's Business."

      The terminal facility has 11 above ground tanks that provide an aggregate storage capacity of 5,000,000 gallons for gasoline, diesel fuel and fuel oil. These tanks feed three gasoline racks, five oil racks and two diesel fuel racks. The terminal has been upgraded to comply with all governmental regulations.

      The terminal facility has 2.439 acres of above-ground land and an additional 3.511 acres of land underwater. The large amount of underwater acreage has enabled the Company to extend the dock lines out to deep water. The Company believes that the terminal is the only terminal on the east side of the Hudson River between the Long Island Sound to the east, the Bronx, New York to the south and Newburgh, New York to the north that has 17 feet of draft at low tide. This provides a competitive advantage, particularly with regard to thruput customers, because the high draft allows large seafaring vessels to dock independent of tide schedules.

      The Company believes that another competitive advantage is the terminal's location. It is located in the most densely populated area in Westchester County and it is the only terminal on the Hudson River south of Newburgh, New York which distributes gasoline. All other gasoline distribution terminals are located in the eastern part of Westchester County.

      The terminal facility has been operated by ATI pending the approval of HQ Propane's application with New York State for a Terminal Operator and Diesel Motor Fuel License. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "BUSINESS - Certain Licenses Relating to the Company's
Business."

Gasoline

      HQ Gasoline operates 21 retail gasoline stations throughout eastern New York State under the trade names "ATI", "Gulf" and "BP." HQ Gasoline's ability to market under different brand names provides the Company with an opportunity to reach consumers at the low, middle and high end of the market, thereby allowing greater flexibility in its marketing strategies. Because gasoline usage is relatively constant throughout the year, the operation of gasoline stations allows the Company to offset, in part, the seasonal fluctuations that affect the Company's fuel oil distribution divisions. Most of the stations are situated in high traffic areas at major intersections. Presently, 5 of the 21 facilities are combination convenience store/gasoline pumping facilities. The balance of the outlets are combination automotive repair shop/gasoline pumping facilities. Seven of the 21 gasoline stations are leased from ATI. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

      In December 1996, the Company terminated its lease of 4 of its 21 stations to an independent third party distributor, and simultaneously therewith, entered into a master lease with another independent third party distributor. The master lease has an initial term of ten (10) years, and the lessee thereunder has an option to renew such lease for an additional ten (10) year term. The lease requires that annual rental payments be made in advance, on the first day of each year of the lease term. The lease is a triple net lease agreement which requires the lessee to maintain, operate, and supply all gasoline to the station outlets . The lessee must also make the necessary capital improvements to meet applicable environmental laws by 1998.

      The Company intends to focus its effort on changing the image of the HQ Gasoline facilities. The industry has moved away from the "mom & pop" type operation and into high volume, automated self-service operations, with a particular focus on convenience. Repair shops, in particular, are becoming increasingly less desirable. Accordingly, in order to optimize potential earnings at a site, the Company intends to follow industry trends by upgrading approximately 12 of these facilities with state-of-the-art pumping apparatus and canopies and, where appropriate, converting them to multiple revenue sites by combining the pumping facilities with convenience stores, snack shops and/or car washes.

      In most cases, canopies will be installed to improve lighting and provide shelter in inclement weather. Industry experts estimate that up to a 20% increase in volume is derived from this improvement alone. Management believes that, in the Company's geographic region, canopies have contributed increased revenues of between 15% and 25%. Electronic self-service pumping apparatus will also be installed for the convenience of the public, and will afford tremendous overhead savings to the station operator. The addition of a convenience store, snack shop, or car wash, where applicable, will introduce new sources of revenue and optimize overall station profitability.

      The rebuilding program will require expenditures that range from $30,000 to $350,000 per facility, depending upon the individual station site. The program is site specific, taking into consideration competition, lot size, building dimensions, traffic count, community demographics, and area development. By completing its rebuilding program, the Company believes it will achieve increased cash flow from operations as a result of increased sales revenues and rental income. In this regard, as part of the rebuilding program, management intends to acquire certain station leaseholds from ATI at fair market value since ATI's underlying leasehold interests extend by an average of 12 years beyond the Company's sublease with ATI. The acquisition of these leasehold interests will protect the Company's investment in, and long term earnings potential, from this revenue source. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

      Effective September 26, 1995, HQ Propane became a distributor of British Petroleum ("BP") gasoline and diesel fuel pursuant to a Branded Jobber Agreement. . Management believes that the internationally recognized BP name will increase HQ Gasoline's existing retail gasoline customer base at selected station sites. Management also believes that the BP partnership offers the Company growth potential through station acquisitions, and allows the Company even greater flexibility in its marketing strategies (particularly with HQ Gasoline's added ability to brand under the BP, Gulf or ATI trademarks). Under the terms of the BP Agreement, HQ Gasoline must convert selected stations to BP, improve the stations to meet BP's image standards, and purchase all product requirements from BP. BP offers various incentive programs including rebates, credit cards and financial assistance in connection with this conversion.

Fuel Oil

      The Company's fuel oil distribution business is conducted by HQ Propane's subsidiary, Rockland Fuel Oil, Inc.

      Rockland Fuel Oil, Inc., based in the northern Rockland County industrial town of Haverstraw, New York, was established in 1947 as a retailer of heating oil and commercial diesel fuel to residents and business throughout Rockland County. It became a wholly-owned subsidiary of HQ Propane in December 1992. Rockland operates through ATI pending approval of its New York State Diesel Motor Fuel License. See "BUSINESS - Certain Licenses Relating to the Company's Business." The Company believes that Rockland has a 20% share of the fuel oil market and 4% share of the diesel fuel market in Rockland County.

      Rockland also supplies, installs and services oil heating and hot water equipment for its customers. The Company considers the provision of installation and repair services to be an integral part of Rockland's basic fuel oil business. The Company believes that Rockland is the only fuel oil company in Rockland County that maintains an in-house service department offering 24 hour a day service throughout the year. Except in isolated instances, Rockland does not provide service to any person who is not a heating oil customer.

      Rockland's account base totals approximately 1,300 customers. Of these accounts, approximately 24% are diesel motor fuel customers and 76% are fuel oil customers. Fuel oil volume sales are seasonal in nature, and are affected by weather patterns from year to year. Since Rockland's diesel motor fuel account base consists largely of construction companies, diesel fuel sales also have seasonal aspects, tending to increase over the spring and summer months. Rockland's diesel motor fuel customers are also affected by the economic conditions of that industry.

      The Company believes that the fuel oil heating market in Rockland County is not experiencing any new growth. However, neighboring Orange County, New York is experiencing rapid growth and the Company believes that Rockland is positioned to gain a share of this growing market. Based upon research, the Company also believes that there is a large diesel motor fuel market in Rockland's operating area. Rockland intends to attempt to increase its market presence in these areas through competitive pricing and increased sales and marketing efforts.

      Rockland is supplied with both diesel and fuel oil by ATI from the HQ Terminal. Rockland's base of operations is a Rockland owned facility in Haverstraw, New York which houses a 2,432 square foot building and a terminal situated on land fronting the Hudson River. The terminal is capable of storing 2,500,000 gallons of oil.

      The Company acquired all of the stock of White Plains Fuel, Inc., a retail distributor of fuel oil and diesel fuel, on June 8, 1995, in exchange for 168,020 shares of newly created Series A 7.5% Cumulative Convertible Redeemable Preferred Stock of the Company. The Company has leased the White Plains Fuel business to a third party under the terms of a four (4) year lease.

Fundamental Characteristics of the Company's Business

Unaffected by General Economy

      The Company's business is relatively unaffected by business cycles. As fuel oil, propane and gasoline are such basic necessities, variations in the amount purchased as a result of general economic conditions are limited.

Customer Stability

      HQ Propane and Rockland have a relatively stable customer base due to the tendency of homeowners to remain with their traditional distributors. In addition, a majority of the home buyers tend to remain with the previous owner's distributor. As a result, HQ Propane's and Rockland's customer base each year include most customers retained from the prior year or home buyers who have purchased from such customers. Like many other companies in the industry, HQ Propane and Rockland deliver fuel oil or propane to each of their customers an average of approximately six times during the year, depending upon weather conditions and historical consumption patterns. Most of HQ Propane's and Rockland's customers receive their fuel oil and propane pursuant to an automatic delivery system, without the customer having to make an affirmative purchase decision each time oil or propane is needed. In addition, both HQ Propane and Rockland provide home heating equipment repair service on a seven day a week, 52 weeks a year basis.

      Retail gasoline customers are generally brand loyal or price shoppers who generally factor appearance, convenience, and credit cards into their decision making process before making an affirmative purchase decision. HQ gasoline's ability to market under the trademarks Gulf, BP, and ATI largely meet the criteria exercised by customers in making their purchase decisions. However, the Company must complete its station rebuilding program in order to ensure that the standards which are particularly important to the motoring public, such as appearance, are maintained.

      No single customer accounts for 10% or more of the Company's consolidated revenues.

Weather Stability

      The weather patterns during the winter can have a material effect on the Company's fuel oil related businesses. Although average temperatures over time have varied to a very limited extent and the Company does not expect that average temperatures will vary significantly in the future, winter temperatures can very significantly from one year to the next. A warmer than usual winter would reduce the number of gallons of fuel oil sold which would result in reduced revenues from the Company's fuel oil regulated operations. Severe ice and snow storms can also greatly effect consumers driving patterns, thereby reducing the Company's gasoline revenues. Ice and snow can also greatly reduce delivery productivity, thereby reducing the number of gallons which can physically be delivered in a certain period of time. Such conditions would most likely demand significant overtime hours resulting in increased payroll expense.

Effects of Oil Price Volatility

      The price of crude oil remains volatile. While this has not materially affected the Company's performance in the past (e.g., as a retailer, the Company has been able to add an increasing gross margin onto its wholesale costs, whatever their level, to offset the impact of inflation, account attrition and weather), there can be no assurance that such performance will continue. For instance, in recent months the Company has experienced difficulties maintaining its gross margin on its sale of gasoline product (when its cost of same has substantially increased) due primarily to strong competition for market share.

Petroleum Supply
      Two major suppliers provide the Company with its propane product requirements. One supplier provided approximately 65%, and the other approximately 35%, of the Company's total propane requirements for the fiscal year ended August 31, 1996.

      The Company met substantially all of its gasoline product requirements through Gulf Oil, BP and ATI for the fiscal year ended August 31, 1996. Gulf Oil supplied approximately 30%, and ATI provided approximately 65% (through its primary supplier, Warex Terminals), of such requirements during such period. All of the Company's fuel oil and diesel fuel product requirements during such period were met by ATI, through purchases of such requirements either from its primary supplier, Warex Terminals, or on the spot market. Upon the issuance of its Terminal Operator and Motor Fuel Diesel Licenses from New York State, HQ Propane will assume ATI's role in procuring the Company's petroleum product requirements. See "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and "BUSINESS - Certain Licenses Relating to the Company's Business."

      Management believes that if the Company's supply of any of the foregoing products was interrupted, the Company would be able to secure adequate supplies from other sources without a material disruption in its operations. However, there can be no assurance that adequate supplies of such petroleum products will be readily available in the future.

Expansion

      The industries in which the Company's petroleum products division compete are highly fragmented and characterized by numerous local and national fuel oil, gasoline, diesel fuel and propane distributors. The Company intends to expand its operating divisions through acquisitions and aggressive sales and marketing efforts to generate new accounts and increase consumer awareness of the Company's products and quality.

      The Company's acquisition strategy is to grow through the acquisition and integration of additional distributors in existing and new markets. The Company believes that many of the proprietors of businesses competitive with the Company's operating divisions are of retirement age and may be receptive to selling their operations. Another potential source of acquisitions are companies that are owned by individual entrepreneurs who find expansion within the petroleum products industry difficult, either operationally or financially, or who have other investment opportunities.

      More specifically, HQ Propane and Rockland intend to acquire two types of distributors. The first type are relatively small distributors which management believes could be easily integrated into the Company's operations. Management believes that such distributors could result in significant economies of scale through the centralization of purchasing, marketing, credit, data processing and other administrative functions of the acquired distributor. The second type consists of larger, stand-alone businesses which could not be integrated, but would, in all probability, be in new markets. The Company expects that acquisitions of these businesses would provide not only attractive investment returns, but also provide hubs for future expansion.

      The Company also intends to expand HQ Gasoline by pursuing the acquisition of single unit and chains of retail service stations. Such acquisitions would provide deeper market penetration in the Company's existing marketing area, and provide expansion into new marketing areas. Besides the benefits derived from the economies of scale, the Company would expect to achieve greater buying power for its petroleum products purchases, and possibly assume additional distributorships with various major oil companies.

Competition

      The Company's business is highly competitive. The Company competes with fuel oil, diesel fuel, propane and gasoline distributors and/or retailers offering a broad range of services and prices, from full service distributors similar to the Company, to those offering supply or retailing only. Competition with other companies in the fuel oil and propane industries is based primarily on customer service and price. Long-standing customer relationships are typical in the retail fuel oil and propane industries. Many companies in the industry, including the Company, deliver fuel oil and propane to their customers based upon weather conditions and historical consumption patterns without the customer having to make an affirmative purchase decision each time fuel oil or propane is needed. In addition, most companies, including HQ Propane and Rockland, provide equipment repair service on a 24-hour a day basis, which tends to build customer loyalty. As of the date of this report , fuel oil and propane are less expensive sources of energy than electricity. Natural gas, which is currently less expensive than propane, is not readily available in upper Westchester and Putnam Counties where all of the Company's propane operations are conducted. Accordingly, the Company believes that an insignificant number of its customers will switch from fuel oil or propane to alternative energy sources at this time.

      HQ Gasoline's business operations are sensitive to price and brand competition. In order to compete with branded competitors who benefit from name recognition and customer loyalty, the "ATI" branded service stations may maintain a lower price than these competitors. The Gulf and BP branded stations are not as sensitive to price and therefore, typically maintain a price consistent with other brand name competitors.

Certain Licenses Relating to the Company's Business

      HQ Propane's principal terminal facility is currently operated by ATI pending the approval of HQ Propane's application with the State of New York for a terminal operator's and diesel motor fuel license and the applications of Rockland Fuel Oil, Inc. and White Plains Fuel, Inc. for their respective diesel motor fuel licenses. On October 6, 1995, New York State requested HQ Propane, Rockland Fuel and White Plains Fuel to post certain bonds as a prerequisite to obtaining the foregoing licenses. On October 25, 1995, these bonds were obtained by the Company and the State approved the same. Management believed at the time that the Company had thereby completed substantially all steps necessary to receiving such licenses. However, these licenses have not as of yet been granted, though the State recently discussed with management the possibility of approving applications for certain (but not all) of such licenses (i.e., HQ Propane's terminal operator's license and its diesel motor fuel license) pending the completion of the licensing process with respect to the balance of the licenses. Management is optimistic about the prospects of obtaining the approval of such licenses, though there can be no assurance in this regard. The $.0025 per gallon fee charged by ATI for these services would be eliminated simultaneously with the issuance of HQ Propane's terminal operator's license and its diesel motor fuel license. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Environmental/Governmental Regulation

      The Company's operating divisions are subject to various governmental regulations. New regulations regarding underground storage tanks ("UST's"), including those at service stations, have been issued by the United States Environmental protection Agency (the "EPA"). The regulations cover the design, construction and installation of new UST systems, and require that existing systems meet certain EPA standards. The regulations require that owner/operators of UST systems demonstrate financial responsibility for the cleanup of spills or releases, and/or to compensate third parties for any resulting damages. The Company has recently upgraded its HQ Terminal Facility and its other storage facilities to conform with applicable law and the Company has an ongoing program for maintenance, testing, retrofitting, or replacement of UST's. In addition, the Company maintains Pollution Liability Coverage on 16 of the 18 Gasoline Stations presently leased by the Company. (Three of the 21 stations operated by the Company are Supply Contracts only, and therefore management does not believe that the Company would be subject to any environmental exposure.) The Alexander Street Terminal is also insured under a separate Pollution Legal Liability Policy.

      The Company believes that its operating divisions are in compliance with all applicable regulatory requirements and have all governmental licenses and permits (other than those described above in "BUSINESS - Certain Licenses Relating to the Company's Business) required for their business operations, except where the failure to be in compliance or maintain such licenses and permits would not have a material adverse effect on the Company's business. Management knows of no pending or threatened proceedings or investigations under Federal or State Environmental Laws which would have a material adverse effect on the Company's business. Management cannot predict the impact on the Company and its operating divisions of new governmental regulations and requirements.

      The Company will have to invest an estimated minimum of $400,000 over the next two years in order to meet EPA and State regulations for underground storage tanks by December, 1998.

Employees

      As of January 2, 1997, the Company had a total of 33 employees, of which 20 are office, clerical and customer service personnel, 6 were drivers, 4 were mechanics, and 3 were executive officers of the Company. Three of the Company's employees are part-time and one is seasonally employed. Approximately 9 full time employees and the one seasonal employee are represented by the International Brotherhood of Teamster and Chauffeurs Union, Local 456 under a contract which expires on December 31, 1997. Management believes that its relations with both its union and nonunion employees are satisfactory.

ITEM 2.    PROPERTIES

      The Company's principal place of business is located at 33 Hubbells Drive, Mount Kisco, New York, where HQ Propane owns a block and brick building of approximately 6,000 square feet situated on 1.03 acres.

      The Company also owns the following facilities:

      1. The HQ Terminal facility located in Yonkers, New York, which facility is situated on 5.95 acres of land,with approximately 2.44 acres above water and 3.51 acres are underwater.Four block and brick buildings of 3,000 square feet, 234 square feet, 225 square feet and 450 square feet, respectively are situated on the property.The terminal also has 11 storage tanks with capacities ranging from 140,000 to 1,000,000 gallons, and an aggregate capacity of 5,083,000 gallons; a 300 foot dock; three gasoline racks; five oil racks; and two diesel fuel racks.

      2. A terminal facility located in Haverstraw, New York, which facility is situated on 1.30 acres of land. The property houses one building of 2,432 square feet. The terminal also has 14 storage tanks with capacities ranging from 15,652 gallons to 508,000 gallons, and an aggregate capacity of 2,509,545 gallons; and one loading rack.

      3. A gasoline station facility in Hartsdale, New York which facility is situated on 16,700 square feet of land. The property houses a one story concrete building of 1,827 square feet with three bays and office. The station is also improved with two islands, each with two pumps.

     As of August 31, 1996, HQ leased the following stations from ATI (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"):

           Station Name and #                  Address

      (1)  Elmsford ATI #203             153-162 E. Main Street
                                         Elmsford, NY 10523

      (2)  Wingdale ATI #405             Route 22-Box 684
                                         Wingdale, NY 12594

      (3)  Salt Point #414               Route 44 & 82
                                         Salt Point, NY 12578

      (4)  Congers ATI #112              21 South Route 303
                                         Congers, NY 10920

      (5)  Mt. Vernon Lincoln Ave. #205  25 W. Lincoln Avenue
                                         Mt. Vernon, NY 10550

      (6)  Lakeside P.P. #219            6 N. Lakeside Blvd.
                                         Mahopac, NY 10541

      (7)  Raceway ATI #221              535 Central Park Avenue
                                         Yonkers, NY 10704

      Five of the above leases expire on August 31, 1998, with the other two expiring on August 31, 2018. The aggregate annual rental amount under these leases is $195,976 for the fiscal year ending August 31, 1996; $199,272 for each of the fiscal years ending August 31, 1997 and August 31, 1998. For the two leases expiring on August 31, 2018; the aggregate rental amount will range from $54,000 in the fiscal year ending August 31, 1999 to $88,800 in the fiscal year ending August 31, 2018.

ITEM 3.    LEGAL PROCEEDINGS

      In January 1994, HQ Propane was served with a complaint dated January 5, 1994 relating to an action entitled RAP Holding Corp. v. Halstead Quinn Fuel Co., Inc. and A. Tarricone, Inc. in the Supreme Court of New York, County of Westchester. The plaintiff is the owner of property in Westchester County, New York which was leased by HQ Propane from June 1, 1979 to May 31, 1989. The complaint alleges that, during the term of the lease, the Company discharged petroleum products onto the property and seeks $106,173 damages for the costs of clean up and removal of the contaminated soil and an additional $300,000 for diminution of value. The Company has retained outside counsel and is vigorously defending itself in this lawsuit. As of December 31, 1996, there has been no further action in this case.

      The Company is not a party to any other material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS

           None

                           PART II

ITEM 5.    MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

      On March 13, 1995, the Company's Common Stock became listed on the NASDAQ Small Cap Stock Market under the symbol "HSNR". Prior to that date, the Company's Common Stock was listed in the Nasdaq Bulletin Board under the symbol "HSNR."

      The following table sets forth the range of high and low closing bid prices for the Company's Common Stock from March 13, 1995 through August 31, 1996, as reported by NASDAQ, which bid prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                         Bid Prices
                                    High            Low
Fiscal 1995
Third Quarter (from March 13)       5 7/8           3 1/8
Fourth Quarter.................     5 7/8           3 1/8

Fiscal 1996
First Quarter..................     6 15/16         5
Second Quarter.................     6 3/4           4 7/8
Third Quarter....................   7 3/4           4 15/16
Fourth Quarter..................    7 3/4           1 1/4

      As of January 1, 1997, there were 150 holders of record of the Company's Common Stock. However, those shares being held at various clearing houses including the Depository Trust Company, and Cede & Company have not been broken down. Accordingly, the Company believes there are numerous beneficial owners of the Company's common stock whose shares are held in "street name", including the Depository Trust Company and Cede and Company have not been broken down.

      The Company does not currently pay dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Company's Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business. In any event, until such time as all accrued dividends on the Company's Series A Preferred Stock and Series B Preferred Stock have been paid, the Company is restricted, pursuant to the instruments/documents authorizing the issuance of such preferred stock, from paying any dividends on its Common Stock. Any dividends that may be declared in the future will be determined by the Board of Directors based on the Company's financial condition, results of operations, market conditions and other factors that the Board deems relevant.

      The Company has been notified by NASDAQ of the failure of the Company's common stock to maintain a closing inside bid price greater than or equal to $1.00 for a period of ten consecutive trade dates, and that the Company will be provided ninety calendar days (to February 14, 1997) in which to either regain compliance with the minimum bid price requirement (i.e., that the shares of common stock of the Company report a closing bid price of $1.00 or greater for ten consecutive trading days prior to the end of such ninety day period) or the alternative requirement (i.e., that the Company's capital and surplus equal or exceed $2,000,000, and the market value of the public float of the Company's common stock equal or exceed $1,000,000, for ten consecutive trading days prior to the end of such ninety day period). NASDAQ has notified the Company that if the Company is unable to demonstrate compliance with at least one of the foregoing requirements prior to February 14, 1997, it must submit a proposal by that same date for achieving compliance. If the Company fails by February 14, 1997 to either achieve compliance or to submit a proposal for achieving compliance, NASDAQ would consider delisting the Company's common stock on The Nasdaq Small Cap Market.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION

Results of Operations

Fiscal Year ended August 31, 1996 Compared to Fiscal Year ended August 31, 1995.

      Revenues increased from $15,174,559 for the fiscal year ended August 31, 1995 to $15,312,260 for the fiscal year ended August 31, 1996. The increase of $137,701 is attributable to increase in sales totaling $1,251,018 primarily due to increased sales revenues of #2 oil of $769,306, increased sales revenues of propane of $245,626, increased thru-put revenues of $196,626 and increased service and tank rental revenues totaling $39,460. These increased sales revenues were reduced by $1,113,317 as a result of management's decision to lease gasoline stations to an independent third party distributor.

      Cost of Sales decreased from $11,059,346 for the fiscal year ended August 31, 1995 to $10,734,200 for the fiscal year ended August 31, 1996. The decrease of $325,146 is primarily due to reduced gasoline purchases of $917,601 as a result of leasing four gasoline stations to an independent third party distributor. This decrease is partially offset by an increase in cost of goods resulting primarily from increased purchases of propane, #2 oil and service parts purchases totaling $592,455. The percentage of cost of sales to sales are 72.9% and 70.1% for fiscal 1995 and 1996, respectively. The increase of 2.8% is primarily attributable to the increased #2 oil purchases characterized by high volume and low gross profit.

      Selling, General and Administrative Expenses increased from $2,916,401 for the fiscal year ended August 31, 1995 to $3,278,968 for the fiscal year ended August 31, 1996. The increase of $362,567 is comprised of an increase in real estate taxes of $71,956, increased advertising expenses of $57,318, increased professional fees of $101,763, increased office expenses of $35,601, increased other expenses of $31,314, increased equipment expenses of $27,537, increased insurance expense of $18,446 and all other expenses totaling a net increase of $18,632.

      Depreciation and Amortization Expenses for the fiscal year ended August 31, 1996 increased by $228,291 to $679,842. The increase is due primarily to depreciation and amortization expenses associated with the purchase of certain leaseholds, the addition of fixed assets and the purchase of certain customer lists (in connection with the purchase of White Plains Fuel, Inc. and the E. F. Osborn transaction).

      Interest Income for the year ended August 31, 1996 decreased by $145,465 to $101,987 from $247,452 for the year ended August 31, 1995. This decrease is due to the Company acquiring, on November 1, 1995 and March 22, 1996, two gasoline leaseholds from ATI, which acquisitions represented partial payment in the amount of $450,000 and $915,000, respectively, of the outstanding note receivable balance due from ATI.

      Interest Expense for the year ended August 31, 1996 increased by $150,872 to $398,889 from $248,017 for the year ended August 31, 1995. The increase is due primarily to the interest expense associated with certain bank indebtedness, certain note payable indebtedness, and certain 8.5% interest bearing convertible debentures.

      Rental Income increased for the year ended August 31, 1996 by $228,530 to $418,478 from $189,948 for the year ended August 31, 1995. The increase is due primarily to rental income resulting from the lease by White Plains Fuel of its customer list to an independent third party distributor.

      Bad Debt Expense decreased from the year ended August 31, 1996 by $34,289 to $39,869 from $74,158 for the year ended August 31, 1995. The decrease is due primarily to increased security deposits for gasoline and increased collection efforts.

      Royalty expense decreased for the year ended August 31, 1996 by $3,436 to $96,102 from $99,538 for the year ended August 31, 1995. The reduction is attributable to the Company entering into an agreement with ATI by which ATI was granted warrants in exchange for the Company continuing to license the trade name "ATI" for a period of five years. The Company no longer pays a royalty of $.01 per gallon for gasoline station sales.

      Other Income decreased for the year ended August 31, 1996 by $76,498 to $38,935 from $115,433 for the year ended August 31, 1995. The decrease is due primarily to a decrease in rebate refunds from a gasoline supplier.

      Net Income for the fiscal year ended August 31, 1996 was $181,094 compared to $256,648 for the fiscal year ended August 31, 1995. The decrease of $75,554 is due to the net change resulting from an increase in gross profit of $462,847, an increase in depreciation expense of $228,291, an increase in interest expense of $150,872, a decrease in interest income of $145,465, a decrease in other income of $76,498, an increase in rental income of $228,530, an increase in selling, general and administrative expenses of $362,567, a decrease in royalty expense of $3,436 and a decrease in bad debt expense of $34,289.

Liquidity and Capital Resources

      Management believes that the Company's diversified business operations and continued growth will result in increased sales revenues and gross profits and result in greater amounts of working capital being generated from operations. However, the Company's acquisition of the customer list and certain other assets of Dino Oil subsequent to the year end has significantly increased the Company's working capital requirements due to increased gasoline purchase requirements, increases in accounts receivable, and operating expenses (including salary expense) Recent rises in the cost of petroleum products by as much as 50% has further increased the Company's working capital requirements. As a result, without additional financing, there can be no assurance that the Company will be able to meet its cash requirements for the next twelve months for such increased supply requirements, and for its proposed capital improvements and mandated capital improvements for underground storage tanks. In this regard, the Company will continue to pursue additional financing from a lending facility or an offering of its securities to enable the Company to meet such cash requirements and to accomplish growth through acquisition which the Company is actively pursuing. There can be no assurance that the financing will occur or that the Company can find a suitable acquisition in the foreseeable future.

      HQ Gasoline will have to invest $400,000 over the next two years in order to meet Federal EPA and State Regulations for underground storage tanks by December 1998. Through August 31, 1996, the mandatory requirements for two locations have been initiated and $84,160 has been capitalized or expensed.

      In addition the Company plans to rebuild 12 of 21 gasoline stations which will require $35,000 to $350,000 per location for an aggregate of $2,600,000. The rebuilds will be phased in over two years in order to minimize volume losses due to "downtime" encountered while each station location is under construction.

      The capital expenditures during fiscal 1996 were $557,013. Included in this amount are expenditures for propane and other equipment of $266,564, improvements to gas stations and the terminal facility of $99,225 and trucks and auto of $191,224.

      Another factor affecting the operating activities during Fiscal 1996 was the additional depreciation expense associated with the acquisition of two leasehold interests from ATI to the Company during November, 1995 and March, 1996. The depreciation expense associated with such leaseholds is $6,000 and $12,300 respectively for the fiscal period ended August 31, 1996. In addition, the Company on March 5, 1996 issued warrants to ATI in exchange for the exclusive use of the "ATI" trademark. The royalty expense associated with such warrants is $50,405.42 for the fiscal year 1996.

      HQ Propane, an operating subsidiary of the Company, has obtained from lending institutions a $500,000 mortgage loan and a $500,000 line of credit which the Company completed during May 1994. The mortgage loan has a term of five years at a rate of interest equal to 8.5% per annum with principal and interest payable monthly. The line of credit is available for a term of three years at a floating rate of interest equal to 2.5% above the bank's prime rate in effect from time to time with interest only payable monthly to the advances outstanding on the line of credit. The loan and the line of credit are secured by the Company's headquarters and the terminal facility at Alexander Street. HQ Propane, Claire Tarricone, Anthony Tarricone and Joseph Tarricone are guarantors on the loans.

      On June 8, 1995 the Company acquired all of the capital stock of White Plains Fuel, Inc. in an exchange of stock valued at $1,008,128. The shareholders of White Plains Fuel, Inc. received 168,020 shares of newly created Series A - 7.5% Cumulative Convertible Redeemable preferred Stock of the Company. On various dates throughout the fiscal year, the Company declared dividends on the Series A Preferred for $.45 per share totaling $75,609. The fuel oil business of White Plains Fuel, Inc. is conducted by a third party operator under the terms of a four (4) year lease under which HQ Propane receives annual rental income of $288,000.

      On January 10, 1996, a total of 650,000 shares of the Company's common stock was reserved for the 1996 stock incentive plan for officers, employees, and consultants. The total options granted through August 31, 1996 are 200,000 leaving a balance of 450,000 shares in reserve as of August 31, 1996.

      On March 5, 1996, the Company issued warrants to purchase 297,125 shares of the Company's common stock to A. Tarricone, Inc. in exchange for the Company's exclusive use of the "ATI" trademark. The exercise price is equal to the lessor of $2.60 per share or a 40% discount from the average closing bid price. The warrants provide that 59,425 are immediately vested, and the balance become vested in four equal annual installments. The market price at issuance was $4.30 per share.

      In May 31, 1996 the Company issued 580,646 shares of Series B 8% Cumulative Convertible Redeemable Preferred Stock with a stated value of $7.75 per share totaling $4,500,000 in a private placement pursuant to Regulation S. The Company received proceeds, net of commissions, of $3,870,000. On July 23 and November 20, 1996, the Private Placement Holder converted $65,100 (8,400 shares) and $39,998 (5,161 shares) of the Series "B" Preferred Stock plus accrued dividends of $756.23 and $1,472.79 respectively, into 18,816 and 162,261 shares of the Company's common stock.

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

      On October 19, 1995, the Company received $500,000 and issued $500,000 in principal amount of 8.5% convertible debentures due on October 19, 1997. As of May 31, 1996, $250,000 principal amount debentures remained outstanding. On December 4, January 19, March 6, April 16, June 27 and August 14, 1996, the subscriber converted a total of $350,000 of debentures for 104,647 common shares of the Company. On August 20, 1996 the Company purchased the balance of the outstanding convertible debentures for $150,000 plus accrued interest of $10,793.84.

      On November 1, 1995 and March 22, 1996, ATI  transferred to HQ Propane two
(2) leaseholds is partial satisfaction of the note receivable due from ATI. The appraised value of these leaseholds was $450,000 and $915,000 respectively. As of August 31, 1996, the note receivable due from ATI was $1,355,576. The ATI note is secured by certain gasoline leaseholds with an appraised value of $2,330,000.

      The Company had working capital of $3,226,040 and a ratio of current assets to current liabilities of 2.85:1 as at August 31, 1996.

Inflation

      There was no significant impact on the Company's operations as a result of inflation during fiscal 1995 and fiscal 1996.

New Accounting Standards

     In  February,   1992,  the  Financial  Accounting  Standards  Board  issued
Statement of Financial Accounting Standards No. 109 ("Statement No. 109"), "Accounting for Income Taxes." Statement No. 109 will require the utilization, if any exist, of the net operating loss carry forwards of the Company to be recorded as part of the regular income tax provision and not as an extraordinary item. The implementation of Statement No. 109 is not expected to have a material impact on the results of operations of financial condition of the Company. Statement No. 109 is effective for fiscal years beginning after December 15, 1992.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

      The information required by this item was reported by the Company in its Annual Report on Form 10-KSB for the fiscal year ended December 31,1992 filed with the SEC on March 31, 1993 and in the Company's Current Report on Form 8-K filed with the SEC on November 26, 1993.

                          PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
           THE EXCHANGE ACT.

                          MANAGEMENT

The names and ages of the directors and executive officers of the Company are as follows:

Name                           Age             Position with the Company

Claire E. Tarricone            40              President and Director

Anthony J. Tarricone           35              Vice President, Secretary
                                                and Director

Joseph A. Tarricone            34              Vice President, Treasurer
                                                and Director

Edwin Goldwasser               64              Director

     Claire E. Tarricone has been the President and a Director of the Company since July 27, 1993. Ms. Tarricone has also served as the President and a Director of HQ Propane and Rockland Fuel since 1992. In June 1995 Ms. Tarricone also became Director of White Plains Fuel, Inc. From 1991 until 1992, Ms. Tarricone served as Vice President/General Manager of HQ Propane in charge of its operating divisions. For the three years prior to 1991, she served as Vice President of HQ Propane. Ms. Tarricone has been President and Director of ATI since November 1992, and Vice President for at least three years prior thereto.

      Anthony J. Tarricone has been Vice President, Secretary and a Director of the Company since July 27, 1993. Mr. Tarricone has been Vice President, Secretary and a Director of HQ Propane and Rockland Fuel since 1992. From 1991 until the present, Mr. Tarricone has served as ATI's gasoline division manager and has served in similar capacity with HQ Gasoline since September 1993. From 1989 to 1991, Mr. Tarricone served as Marketing Representative/Properties Manager for ATI's gasoline divisions.

      Joseph A. Tarricone has been Vice President, Treasurer and a Director of the Company since July 27, 1993. Mr. Tarricone has been Vice President, Treasurer and a Director of HQ Propane and Rockland Fuel since November 1992. From 1990 until 1992, Mr. Tarricone was sales manager for HQ Propane and ATI, responsible for the development of commercial gasoline and diesel fuel sales for HQ Terminal and ATI. From 1988 to 1993, Mr. Tarricone served as President of Energy Technology Services, Inc., an energy use and planning consulting firm.

      Edwin Goldwasser has been a Director of the Company since July 27, 1993. From April 1992 to the present, Mr. Goldwasser has served as a consultant to the Company. For at least the five years prior to that, Mr. Goldwasser served as Vice President of Administration and Finance in charge of all financial, accounting and legal affairs for ATI.

     Claire Tarricone, Anthony Tarricone and Joseph Tarricone are siblings.

      All Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors currently receive no compensation for serving on the Board of Directors. No Director received any cash compensation for serving as a Director of the Company during the past fiscal year. Officers of the Company are appointed annually by the Board of Directors.

      As permitted under Nevada law, the Company's Articles of Incorporation eliminates the personal liability of the Directors to the Company or any of its shareholders for damages for breaches of their fiduciary duty as Directors. As a result of such provision, shareholders may be unable to recover damages against Directors for actions taken by them which constitute negligence or gross negligence or that are in violation of their fiduciary duty. The inclusion of this provision in the Company's Articles of Incorporation may reduce the likelihood of derivative litigation against directors and other types of shareholder litigation.

      The directors and executive officers of the Company and the owners of more than ten percent (10%) of the Company's outstanding Common Stock are required to file reports with the Securities and Exchange Commission and with NASDAQ reporting changes in the number of shares of the Company's Common Stock beneficially owned by them. Such persons are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met during fiscal 1996, except that each of Claire Tarricone, Anthony Tarricone and Joseph Tarricone, all officers and directors of the Company, filed one report after the applicable filing deadline.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation

      The following table shows, as to the Chief Executive Officer and each of the other executive officers whose salary plus bonus exceeded $100,000, information concerning compensation paid for service to the Company in all capacities during the fiscal year ended August 31, 1996, as well as total compensation paid to each such individual for the Company's two previous fiscal years (to the extent that such person was the Chief Executive officer and/or an executive officer, as the case may be, during any part of such fiscal year):

                  Summary Compensation Table
                                                    Long Term
                          Annual Compensation       Compensation Awards

Name and Principal        Fiscal       Other Annual    Restricted   Options/
Position (1)        Year  Salary/Bonus Compensation(2) Stock Awards SARs (#)

Claire E. Tarricone 1996  $54,600       $15,034                     100,000 (3)
President           1995   54,600         6,931

(1) The Company does not have any executive officers whose compensation exceeded $100,000 during the applicable fiscal periods.

(2) Represents amounts payable under Ms. Tarricone's employment agreement with the Company for certain insurance premiums and for taxes resulting from such additional compensation.

(3) Reflects the grant of options under the Company's 1996 Stock Incentive Plan, which options are not intended to qualify as "incentive stock options" under Section 422 of the United States Internal Revenue Code of 1986, as amended, and which options are exercisable for a price of $4.50 per share of the Company's common stock, par value $.001 per share. The 100,000 options were canceled on November 14, 1996 in favor of the grant of 400,000 new options to Ms. Tarricone, which options (a) were not granted under the aforesaid plan, (b) are not intended to qualify as "incentive stock options" under Section 422 of the United States Internal Revenue Code of 1986, as amended, and (c) are exercisable for a price of $.3125 per share of the Company's common stock, par value $.001 per share.

      The Board of Directors of the Company voted to adopt the Company's 1996 Stock Incentive Plan (the "Plan") on January 10, 1996, subject to shareholder approval. The shareholders of the Company approved of the Plan on April 22, 1996. The Plan gives the Company the flexibility to enable it to obtain and retain the continued services of the personnel necessary for its growth and development. The Plan provides, among other things, for the granting of options to acquire up to 650,000 shares of the Company's common stock, $.001 par value per share. Such options may qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended, or as non-qualified options.

      The Company does not presently maintain any other stock option or other stock or long-term compensatory plans for its employees.

Employment Agreements

      The Company has entered into five year Employment Agreements with each of Claire E. Tarricone, Anthony Tarricone and Joseph Tarricone. The Employment Agreements automatically extend for an additional one year at the end of each year of the term unless either party notifies the other of his, her or its election not to so further extend the term. The employment contracts which became effective on August 5, 1993, provide for annual salaries to such individuals of (i) $100,000, $75,000 and $75,000 in years one and two, respectively, (ii) $125,000, $100,000 and $100,000 in years three and four, respectively, (iii) $150,000, $125,000 and $125,000 in year five, respectively. Each of the Tarricones has waived her or his rights (as the case may be) to any unpaid annual salary attributable to the fiscal years ending August 31, 1994, August 31, 1995 and August 31, 1996. After the fifth year the Employment Agreements provide that the base salary of such individuals will increase by an amount equal to the greater of 15% or the annual percentage increase if any, in the Consumer Price Index distributed by the United States Department of Labor. Under such Employment Agreements, each of the foregoing persons must devote substantially all of his or her time to the Company; provided, however, that such person is entitled to be engaged as an employee by ATI. The Employment Agreements are terminable by the Company on 60 days notice for "cause" or if any of the Tarricone's have become so incapacitated that they are unable to resume, within the ensuing 540 days, their respective employment with the Company by reasons of physical or mental illness or injury, or if any shall not have substantially performed their duties for 540 consecutive days by reason of any such physical or mental illness.

      Each of the Tarricones will be entitled to terminate his or her employment and receive a severance payment equal to 2.99 times his or her base salary at the time of termination upon (i) the acquisition of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities in a transaction to which any of the Tarricone's does not consent, (ii) the future disposition by the Company of all or substantially all of its business and/or assets in a transaction to which any of the Tarricone's does not consent, (iii) the occurrence of any circumstance which, in the reasonable judgment of any of the Tarricone's has the effect of significantly reducing their duties or authority, (iv) the breach by the Company of its material obligations under the Employment Agreement or (v) the termination of the Employment Agreement by the Company for any reason other than for cause or by mutual agreement of the Company and any of the Tarricones. Additionally, upon termination, each of the Tarricones would receive (a) the estimated amount which would have been payable to each pursuant to any bonus pool established by the Company for the fiscal year during which such termination occurred; (b) health, accident, life and disability insurance for the longer of one (1) year or the balance of the Employment Agreement; and (c) immediate rights to exercise any stock options granted, regardless of whether such options were exercisable at the time of termination.

      Each of the Employment Agreements contains a covenant not to compete with the Company or solicit its customers or employees for a period of one (1) year after the employment of any of the Tarricones is terminated, provided that such person is entitled to be engaged as an employee by ATI.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

Principal Stockholders

      The following table sets forth information regarding ownership of the Company's voting securities as of January 1, 1997 by (a) each person known by the Company to beneficially own more than five percent (5%) of any class of the Company's voting securities, (b) each Director of the Company and (c) all Directors and Officers of the Company as a group. Except as otherwise indicated, the named person has sole voting and investment power with respect to such person's shares.

Name and Address of      Title Of  No. of Shares  Percentage of     General
Beneficial Owner         Class        Owned       Class Owned(1) Voting Power(2)

Claire E. Tarricone   Common Stock 1,142,184(3)     26.0%(3)          25.0%(3)
33 Hubbells Drive
Mt. Kisco, NY 10549

Anthony J. Tarricone  Common Stock 1,142,183(4)     26.6%(4)          25.6%(4)
33 Hubbells Drive
Mt. Kisco, NY 10549

Joseph A. Tarricone   Common Stock 1,142,183(5)     26.6%(5)          25.6%(5)
33 Hubbells Drive
Mt. Kisco, NY 10549

Alan Cianflone        Series A        84,010        50.0%              2.1%
42 Virginia Lane      Cumulative
Thornwood, NY 10594   Convertible
                      Redeemable
                      Preferred Stock

Jack Troccoli         Series A        84,010        50.0%              2.1%
40 Reservoir Court    Cumulative
Carmel, NY 10512      Convertible
                      Redeemable
                      Preferred Stock

Infinity Investors,   Series B       572,246       100.0%             4.99%(6)
Ltd.                  Cumulative
27 Wellington Road    Convertible
Cork, Ireland         Redeemable
                      Preferred Stock

Edwin Goldwasser      Common Stock    -0-              (7)              (7)
7616 Mansfield Hollow
Drive
Delray Beach, Florida
33446

All Executive Officers and
Directors as a group
(4 persons)                         3,188,850       64.87%              61.79%
                                    ---------       ------              ------

(1)   Based upon 3,873,601 common shares outstanding as of January 1, 1997.
(2) Based on 3,873,601 common and 168,020 Series A Cumulative Convertible Redeemable Preferred Shares outstanding as of January 1, 1997. Each of the 168,020 shares of Series A Cumulative Convertible Redeemable Preferred Stock presently carries (i.e., prior to conversion into Common Stock) general voting power.
(3) Includes 400,000 shares of Common Stock that may be purchased pursuant to presently exercisable stock options and 118,850 shares of Common Stock that may be purchased by ATI pursuant to certain warrants held by ATI and as to which Ms. Tarricone has an indirect beneficial interest through her ownership of one third of ATI (59,425 of such shares may be purchased pursuant to presently exercisable warrants, while another 59,425 shares may be purchased within sixty days through the exercise of warrants). Ms. Tarricone disclaims beneficial ownership as to two thirds of such 118,850 shares, which disclaimed amount correlates to the aggregate ownership percentage in ATI held by Anthony J. Tarricone and Joseph A. Tarricone.
(4) Includes 300,000 shares of Common Stock that may be purchased pursuant to presently exercisable stock options and 118,850 shares of Common Stock that may be purchased by ATI pursuant to certain warrants held by ATI and as to which Mr. Tarricone has an indirect beneficial interest through his ownership of one third of ATI (59,425 of such shares may be purchased pursuant to presently exercisable warrants, while another 59,425 shares may be purchased within sixty days through the exercise of warrants). Mr. Tarricone disclaims beneficial ownership as to two thirds of such 118,850 shares, which disclaimed amount correlates to the aggregate ownership percentage in ATI held by Claire E. Tarricone and Joseph A. Tarricone.
(5) Includes 300,000 shares of Common Stock that may be purchased pursuant to presently exercisable stock options and 118,850 shares of Common Stock that may be purchased by ATI pursuant to certain warrants held by ATI and as to which Mr. Tarricone has an indirect beneficial interest through his ownership of one third of ATI (59,425 of such shares may be purchased pursuant to presently exercisable warrants, while another 59,425 shares may be purchased within sixty days through the exercise of warrants). Mr. Tarricone disclaims beneficial ownership as to two thirds of such 118,850 shares, which disclaimed amount correlates to the aggregate ownership percentage in ATI held by Anthony J. Tarricone and Claire E. Tarricone.
(6) The Series B Cumulative Convertible Redeemable Preferred Stock is presently convertible by the holder thereof, provided that the maximum amount of shares of Common Stock that may be held by such holder upon conversion is 4.99% of the outstanding shares of Common Stock.
(7)   Less than one percent.

      As of January 1, 1997, 1,069,945 shares of Common Stock (approximately 27.6% of the outstanding Common Stock) were owned of record by Cede & Co., a nominee of the Depository Trust Company. The Company has been advised by each of the firms which Cede & Co. indicates own more than 5% of the Common Stock that, except as set forth above, as of the most recent practical date it did not hold more than 5% of the Company's outstanding voting securities for any single person or, to its knowledge, any group.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On December 7, 1992, ATI distributed all of the capital stock of HQ Propane to its sole shareholders, Claire E. Tarricone, Anthony Tarricone and Joseph Tarricone. Simultaneously with the distribution, ATI transferred the assets of the HQ Terminal division and all of the outstanding capital stock of Rockland to HQ Propane in partial satisfaction of ATI's indebtedness to HQ

Propane of $4,200,000 previously incurred by ATI in order to provide certain capital improvements and additional working capital. The appraised fair market value of the assets transferred by ATI to HQ Propane was $2,200,000. However, the transaction was recorded at ATI's book value.

      ATI's indebtedness to the Company is evidenced by a 6% Promissory Note, dated August 31, 1993, with accrued interest and principal due on August 31, 1998 (the "ATI Note"), the balance of which aggregated $5,067,578 on August 31, 1994. On February 28, 1995 and July 31, 1995, ATI transferred 8 station leaseholds and 1 fee property having an appraised fair market value of $5,760,000 and 2 station leaseholds and 2 twenty year station leasehold extensions for $985,000 respectively as partial satisfaction of the ATI note. The fee property was transferred to the company subject to two mortgages payable in the amounts of $140,999 and $496,177. A former director of one of the entities holding a mortgage, Don Guarnieri, was formerly a director of the Company. The balance of the ATI note currently aggregates $1,355,576 and is secured by a security interest in the remaining 6 leasehold interest and improvements underlying the 21 service stations currently operated by HQ Gasoline.

      In December 1992, HQ Propane entered into a management agreement with ATI pursuant to which ATI furnishes clerical, administrative, accounting, payroll and insurance services to HQ Propane. ATI receives a fee of $30,000 per month for its services. The management agreement expires on August 31, 1998. Further, HQ Propane entered into agreements with ATI under which it leased the 19 service stations comprising its HQ Gasoline Division from ATI until August 31, 1998 and pays rent for the service stations in the amount of $54,000 per month. Additionally, until March 5, 1996 (see the immediately succeeding paragraph), the Company was paying to ATI a license fee of $.01 per gallon of gasoline and diesel fuel sold for the rights to use the "ATI" trademark. As a result of the combined extension and transfer of 12 station leaseholds, and the conveyance of 1 fee property, the Company now leases 8 service stations from ATI at a reduced rent payment of $18,850 per month.

      On March 5, 1996, the Company issued warrants to purchase 297,125 shares of the Company's common stock to ATI in exchange for the Company's exclusive right to use the "ATI" trademark. The exercise price of the warrants is equal to the lessor of $2.60 per share or a 40% discount from the average closing bid price. The average closing bid price is calculated based on the average of the closing bid prices of the Company's Common Stock as reported by the NASDAQ Small Cap stock market for the five trading days immediately preceding the date of the exercise of the warrant. The warrants provide that 59,425 vest immediately (i.e., on March 5, 1996), with the balance becoming vested in four equal annual installments. The market price at issuance was $4.30 per share. In consideration of the issuance of such warrants, the Company is no longer required to pay the license fee of $.01 per gallon for gasoline station sales.

      HQ Propane cannot operate its principal terminal facility or Rockland Fuel until such time as the pending applications for a terminal operator's license and diesel license from the State of New York have been approved. Accordingly,

ATI has continued to operate the terminal facility and Rockland for HQ Propane's benefit. Upon the issuance of such licenses, HQ Propane and Rockland Fuel will assume operations of their respective facilities directly. ATI also supplies the Company's operating divisions with fuel oil, diesel fuel and gasoline at ATI's cost plus one quarter of one cent ($.0025) per gallon purchased, which aggregated $51,112 during the fiscal year ended August 31, 1994 and $42,494 during the fiscal year ended August 31, 1995, and $38,671 during the fiscal year ended August 31, 1996.

      The Company has outstanding certain promissory notes in the aggregate principal amount of $321,426 issued in connection with a private placement of 165,000 shares of Common Stock of the Company ("Bridge Notes"). Interest on the Bridge Notes is payable quarterly at a rate of 8% per annum, and payment of principal thereof is tied to the exercise of the Company's 1,600,000 Class A and 1,600,000 Class B Redeemable Warrants (the "Warrants") which were issued, and subsequently redeemed, by the Company. In light of the Company's redemption of its outstanding Warrants, it is unclear when its obligation to make principal payments on the outstanding Bridge Notes will come due. However, the Company acknowledges an obligation to make principal payments on the Bridge Notes and continues to maintain such obligation on its balance sheet. Don Guarnieri, a former Director of the Company, purchased one unit in connection with such private placement, which unit was comprised of a $25,000 promissory note from the Company and 8,250 shares of the Company's common stock.

      Claire, Anthony and Joseph Tarricone are also parties to a Buy/Sell Agreement pursuant to which, upon the death or disability of any of them, the non-deceased or non- disabled shareholders are required to purchase the shares of the Company owned by the deceased or disabled shareholder for a price equal to the fair market value of such shares. Each of the Tarricones holds a $3,000,000 insurance policy on the life of the others to partially fund the buyout of the shares upon death. In addition, the Tarricones have $1,000,000 of disability buyout insurance which will fund the buyout of such shares in the event of permanent disability. In the event that the proceeds of such insurance policies are insufficient to pay the full price for such shares, the balance of the purchase price for the shares will be paid over a ten year period.

      On August 30, 1996, Claire Tarricone loaned to the Company $80,000, with interest at 8% per annum, payable on demand.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         PAGE(S)

Halstead Energy Corp. and Subsidiaries:

      Independent Auditors' Report.........................F-2

      Consolidated Financial Statements:

           Consolidated Balance Sheets as of
           August 31, 1996 and 1995........................F-3, F-4

           Consolidated Statements of Operations for
           the years ended August 31, 1996 and 1995........F-5

           Consolidated Statements of Stockholders'
           Equity for the years ended August 31,
           1996 and 1995...................................F-6

           Consolidated Statements of Cash Flows for
           the years ended August 31, 1996 and 1995........F-7

           Notes to the Consolidated Financial Statements..F-8, F-31

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Halstead Energy Corp.
Mount Kisco, New York

      We have audited the accompanying consolidated balance sheets of Halstead Energy Corp. and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The August 31, 1996 and 1995 financial statements have been restated because errors were detected to August 31, 1995 and prior reports during the course of this audit (see Note 17).

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halstead Energy Corp. and Subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                              GOLDMAN & MURPHY, LLP

Valley Stream, New York
January 16, 1997, except for Note 17, dated May 2, 1997

              HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                                                  August 31,

                                         1996                    1995
                                     As Restated              As Restated

                           A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalent.........  $  2,061,474               $  -0-
  Accounts Receivable - Trade, Net
of Allowances for
  Uncollectible Receivables of
$227,869 and $189,817
  respectively (Note 2)............     1,628,070                1,349,351
  Rent Receivable..................       122,497                   85,543
  Other Receivable.................         4,798                    7,395
  Inventory (Note 3)...............       251,450                  192,238
  Prepaid Expenses (Note 4)........       195,361                  136,498
  Prepaid Income Taxes.............         6,558                   -0-
                                        ---------                ----------

   TOTAL CURRENT ASSETS............     4,270,208                1,771,025

   NET DEFERRED TAX ASSET (Note 17)       612,406                  716,612
                                        ---------                ---------


PROPERTY, PLANT AND EQUIPMENT - NET (Note 5)

  Land ............................       894,000                  894,000
  Property, Plant and Equipment ...    10,952,437                9,624,042
                                       ----------                ---------


   TOTAL PROPERTY, PLANT AND           11,846,437               10,518,042
    EQUIPMENT - NET


OTHER ASSETS

  Note Receivable..................        80,000                     -0-
  Note Receivable - Related Party
  (Note 7)...........................   1,355,516               1,192,386
  Intangible Assets - Net (Note 6).     1,098,629               1,088,255
  Deposits.........................         2,045                   2,045

   TOTAL OTHER ASSETS..............     2,536,250               2,282,686
                                        ---------               ---------

   TOTAL ASSETS (Note 17)..........  $ 19,265,301            $ 15,287,915
                                     ============            ============









          See Notes to Consolidated Financial Statements

              HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                                                    August 31,
                                                1996            1995
                                            As Restated     As Restated

                LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES

  Accounts Payable - Trade................   545,595         $ 706,832
  Cash Overdraft..........................      -0-             66,351
  Current Portion of Long-Term Debt (Note 8) 284,802           293,055
  Customer Credit Balances Payable........   105,791           128,906
  Accrued Expenses........................   171,740            90,865
  Sales Tax Payable.......................    17,371             6,816
  Deferred Revenue - Service Contracts
  (Note 10)                                   13,760            14,204
  Security Deposits Payable...............   259,558           219,200
  Income Taxes Payable (Note 11)..........    10,454           167,587
  Note Payable - Officer..................    80,000             -0-
  Pension Payable.........................     5,097             -0-
                                              ------            ------

      TOTAL CURRENT LIABILITIES...........   1,494,168       1,693,816


LONG-TERM LIABILITIES

   Private Placement Notes (Note 8).......     321,426         462,637
   Long-Term Debt (Note 8)................   2,348,565       2,483,328

      TOTAL LONG-TERM LIABILITIES.........   2,669,991       2,945,965

      TOTAL LIABILITIES (Note 17).........   4,164,159       4,639,781

   Preferred Stock, $.001 Par Value,
     168,020 Shares Authorized-Series A
   7.5% Cumulative Convertible Redeemable
     168,020 Shares Issued and
     Outstanding ($1,008,120 aggregate
     liquidation preference)                       168             168
   Paid In Capital:  Preferred............   1,064,001       1,064,001
        ..................................   1,064,169       1,064,169

STOCKHOLDERS' EQUITY

   Preferred Stock, $.001 Par Value,
     5,000,000 Shares Authorized
   Preferred Stock, $.001 Par Value,
     580,646 Shares Authorized-Series B
     8.0% Cumulative Convertible 572,246
     Shares Issued and Outstanding
     ($4,434,900 aggregate liquidation
     preference)                                  572              -0-
   Common Stock, $.001 Par Value,50,000,000
     Shares  Authorized,  3,491,340 and
     3,338,117  Shares Issued and Outstanding
     as of August 31, 1996 and August 31,
     1995,                                       3,492           3,338
   Paid in Capital:  Preferred............   3,815,328             -0-
   Common (As restated in 1995) (Note 17).   4,896,947       4,364,721
   Retained Earnings (Note 17)............   5,320,634       5,215,906

      TOTAL STOCKHOLDERS' EQUITY (Note 17)  14,036,973       9,583,965

      TOTAL LIABILITIES & STOCKHOLDERS'
      EQUITY (Note 17)....................$ 19,265,301     $ 15,287,915




          See Notes to Consolidated Financial Statements

                              F - 30
              HALSTEAD ENERGY CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Year Ended
                                                       August 31,
                                             1996                 1995
                                          As Restated          As Restated

Sales.....................................$ 15,312,260         $ 15,174,559

Cost of Sales.............................  10,734,200           11,059,346

GROSS PROFIT..............................   4,578,060            4,115,213

Selling, General & Administrative Expenses   3,278,968            2,916,401
Management Fee, Related Party (Note 12)...     360,000              360,000
Bad Debt Expense (Note 9).................      39,869               74,158
Net Rental Expense (Income)...............    (418,478)            (189,948)
Royalty Fee (Note 12 E)...................      96,102               99,538
Depreciation & Amortization...............     679,842              451,551
                                              --------             --------

   INCOME FROM OPERATIONS.................     541,757              403,513

OTHER INCOME AND (EXPENSES)
   Interest Income........................     101,987              247,452
   Interest Expense.......................    (398,889)            (248,017)
   Other Income...........................      38,935              115,433
                                               -------             --------

   NET INCOME BEFORE TAXES................      283,790             518,381

PROVISION FOR INCOME TAXES:
   (Notes 11 & 17)
   Current (Note 17)......................        14,160            268,246
   Deferred...............................        88,536             (6,513)
                                                ----------         --------

   NET INCOME (Note 17)...................     $ 181,094          $ 256,648
                                                 =======            =======

Net Income Per Share (Note 20)
   Earnings Per Share.....................        $ 0.00          $ .08
                                                    ----            ---
   Primary EPS............................          0.00          $ .08
                                                   -----            ---
   Fully Diluted EPS......................        $ 0.00          $ .08
                                                   -----            ---
Weighted Average Number of Common and Common
   Equivalent Shares Outstanding..........     3,416,473          3,061,418
                                              ----------         ----------








          See Notes to Consolidated Financial Statements

                  HALSTEAD ENERGY CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               PREFERRED STOCK   COMMON STOCK                        TOTAL
               $.001 PAR VALUE  $.001 PAR VALUE  PAID IN  RETAINED STOCKHOLDERS'
               ISSUED  AMOUNT    ISSUED AMOUNT   CAPITAL  EARNINGS   EQUITY

Balances at
August 31,1994
(As previously
 reported)        0    $ 0    2,779,050 $2,779 $ 2,484,741 $5,018,724 $7,506,244

Adjustment for
the omission of
paid in capital
( Note 17)        0      0      0       0         984,477      0        984,477

Adjustment for
the understatement
of deferred
income tax liability
(Note 17)        0       0      0       0          0        (46,865)   (46,865)
                --      --     --       --         --    ----------- ----------

Balances at August
31, 1994 (As
restated in 1995)
(Note 17)        0       0  2,779,050    2,779  3,469,218  4,971,859  8,443,856

October 1994,
Pursuant to Private
Placements, $1.75
per share         0      0    115,000      115     201,135   0          201,250

December 1994
through February
1995, Pursuant to
Private Placement,
$1.75 per share    0     0      90,000      90     157,410   0         157,500

March 1995 through
May 1995, Pursuant
to Private Placement,
$1.75 per share    0     0     352,142     352     615,897   0         616,249

Employee
Compensation
3/95, $2.50
per share          0     0       1,925       2       4,811   0           4,813

Private Placement
Costs              0     0      0            0     (83,750)  0          (83,750)

Net Income -
August 31, 1995
(As restated in
1995) (Note 17)    0     0      0            0       0      256,648      256,648

Cash Dividends
Declared:
Preferred,
Series A, $0.45
per share          0      0     0            0       0      (12,601)    (12,601)
                  --     --     --           --     --      ---------  ---------

Balances at
August 31, 1995
(As restated in
1995) (Note 17)    0      0   3,338,117    3,338 4,364,721  5,215,906  9,583,965

Cash Dividends
Declared:
Preferred,
Series A $0.45
per share          0      0       0        0        0        (75,610)   (75,610)

Cash Dividends
Declared:
Preferred,
Series B           0      0       0        0         0           (756)  (756)

Debentures
Converted at an
average price of
$3.48 per share    0      0   104,647    105      363,740         0    363,845

Employee
Compensation
March 1996,
$5.38 per share    0      0     2,250      2       12,092        0      12,094

Preferred Stock
Issued at $7.75
per share      580,646   580        0      0     4,499,420       0    4,500,000

Private
Placement Costs
-Commissions        0      0        0      0      (625,246)      0    (625,246)

Conversion of
Preferred Shares
to Common      (8,400)    (8)   18,816     19          745       0         756

Conversion of
Note Payable to
Common Shares       0      0    27,510     28       46,398       0      46,426

Issuance of
Stock Warrants
for 297,125 Shares
March 1996          0      0       0       0       511,055       0     511,055

Deferred
Expense-Stock
Warrants            0      0       0       0      (460,650)      0    (460,650)

Net Income -
August 31,1996      0      0       0       0        0       181,094   181,094
                   --     --      --       --       --     --------- ----------

Balances at
August 31, 1996
(as restated in
1996)          $740,266 $572 $3,491,340 $3,492 $8,712,275 $5,320,634 $14,036,973
               =======  ==== ==========  =====  =========  =========  ==========





              See Notes to Consolidated Financial Statements

                  HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended
                                                 August 31,
                                             1996         1995
                                          As Restated  As Restated
Cash Flows from Operating Activities:
 Net Income (Note 17).....................181,094      $256,648
 Adjustments  to Reconcile Net Income
 to  Net  Cash  used  in Operating
 Activities, Depreciation and
 Amortization.............................667,479       451,551
 Amortization of Deferred Expense
 -Trademark............................... 50,405           -0-
 Bad Debt Provision....................... 38,052        52,647
 Deferred Income Tax Adjustments
 (Note 17)................................103,756         3,550
 (Increase) Decrease In Accounts
 Receivable..............................(316,771)      (61,811)
 (Increase) Decrease In Rent Receivable...(36,954)      (85,543)
 (Increase) Decrease In Other Receivable..  2,597        (7,395)
 (Increase) Decrease In Inventory.........(59,212)       61,117
 (Increase) Decrease In Prepaid Expenses..(58,863)      (24,242)
 (Increase) Decrease In Prepaid Income
  Taxes................................... (6,558)          -0-
 (Increase) Decrease In Deposits..........    -0-           325
 Increase  (Decrease)  In  Accounts
 Payable  - Trade  and  Accrued
 Expenses..................................(80,362)      280,518
 Increase (Decrease) Sales Taxes........... 10,555         2,134
 Increase (Decrease) In Customer Credit
 Balances Payable..........................(23,115)       17,837
 Increase (Decrease) In Pension Plan
 Payable...................................  5,097          -0-
 Increase (Decrease) In Deferred Revenue...   (444)         (57)
 Increase (Decrease) In Income Taxes
 Payable..................................(157,133)      111,455
 (Increase) Decrease In Note Payable
  - Officer................................ 80,000           -0-
 (Increase) Decrease In Discount on Notes
  Payable.................................. 12,363       125,337
 (Increase) Decrease In Security Deposits
  Payable.................................. 40,358         9,167
                                           -------        ------

 TOTAL ADJUSTMENTS........................ 271,250       936,590

 Net Cash Provided By Operations.......... 452,344     1,193,238

Cash Flows From Investing Activities:
 Intangible Assets........................(84,235)   (1,060,179)
 Acquisition of Property and Equipment....(1,922,013)(7,548,434)
 Advances in Note Receivable..............(80,000)          -0-
 Advances in Note Receivable - ATI........(1,888,190)(3,229,808)
 Repayments in Note Receivable - ATI...... 1,725,000  7,105,000
 Net Cash Provided (Used) By Investing
 Activities...............................(2,249,438)(4,733,421)

Cash Flows From Financing Activities:
 Proceeds from Capital Contribution.......4,297,875   1,960,231
 Preferred Dividends......................(76,366)      (12,601)
 Increase (Decrease) in Long-Term Debt....(296,590)   1,498,754
 Increase (Decrease) in Cash Overdraft.... (66,351)      66,351
                                          --------      -------
Net Cash Provided (Used) by Financing
 Activities...............................3,858,568   3,512,735
                                         ------------ ---------
Net Increase (Decrease) In Cash...........2,061,474     (27,448)

 Cash and Cash Equivalents at Beginning
 of Period................................    -0-        27,448
                                             ----       -------

Cash and Cash Equivalents at End
 of Period................................2,061,474    $    -0-
                                         ============ ==========

Supplemental Disclosures - Cash Paid
During the Year for:
 Interest Expense......................... 361,931  $   227,862
 Income Taxes............................. 162,631  $   175,948
 Acquisition of Property & Equipment...... 557,013  $   679,435

Supplemental Schedule of Non-cash Investing and Financing  Activities:
On March 1, 1996, the company granted ATI warrants for use of its trademark. Amortization for 1996 was $50,405 (Note 12(E)). During 1996, the company acquired two leaseholds with a total value of $1,365,000 from ATI as payment on its note receivable (Note 14(D)).
On June 8, 1995 the company issued preferred stock to acquire White Plains Fuel Inc., valued at $1,064,169 (Note 14(B)).


          See Notes to Consolidated Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(A)   Organization

     Halstead Energy Corp. (the "Company") (formerly Castleview Capital Corp., a Nevada Corporation) was incorporated in the state of Utah on January 15, 1986. Effective October 8, 1990, the Company changed its domicile to the state of Nevada. On August 5, 1993, the Company acquired Halstead Quinn Propane, Inc. ("HQP"). This transaction has been accounted for as a purchase, in which HQP was the acquiring corporation, and the Company was the acquired corporation (reverse acquisition). The financial statements account for the transaction as a recapitalization of HQP, with the issuance of 2,170,000 shares of Common Stock for the net assets of the company.

     The Company is engaged in the retail sale of propane, propane equipment, fuel oil, gasoline, and diesel fuel. Fuel oil, gasoline, and diesel fuel are also distributed wholesale. Finally, the Company services propane and fuel oil heating equipment.

(B)   Principles of Consolidation

     The consolidated financial statements include the accounts of Halstead Energy Corp. and its wholly-owned subsidiaries White Plains Fuel, Inc., Halstead Quinn Propane, Inc., and Rockland Fuel Oil Inc., a wholly owned subsidiary of HQP. All inter-company accounts have been eliminated.

(C)   Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


(D)   Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents for financial statement purposes.

(E)   Inventories

     All inventories are stated at the lower of cost or market. A monthly moving average method is used for determining inventory costs.

(F)   Depreciation and Amortization

     Depreciation   of  property  and  equipment  is  computed  by  use  of  the straight-line method for financial statement purposes over their estimated useful lives. The rates are as follows:

                  Leaseholds                   37.5 years
                  Buildings and improvements   10-30 years
                  Equipment                     3-20 years
                  Furniture and fixtures        3-10 years
                  Vehicles                      3-10 years


(G)   Intangible Assets

     The cost of intangible assets is amortized on a straight-line basis over the period the Company expects to receive benefits. The periods used are as follows:

                  Customer List           15 years
                  Goodwill                40 years


(H)   Customer Credit Balances

     Customer  credit  balances   represent  payments  received  from  customers
pursuant to a budget payment plan (whereby customers pay their estimated annual fuel charges on a fixed monthly basis) in excess of actual deliveries billed.

(I)   Revenue Recognition

     Revenue is recognized at the time the products are shipped to and accepted by the customer either directly from the Company or a vendor on drop shipments or from pick-up company facilities. Retail revenue is recognized when delivered to the customer (see Note 10).

(J)   Concentration of Credit Risk

      1.   Geographic Area

     Substantially all of the Company's customers are located within the Westchester, Rockland, Putnam, Orange, Dutchess and Bronx Counties.

      2.   Major Customers and Vendors

     A. The Company has certain significant customers resulting from the storage of fuel at its terminals. These customers represent 1.5%, 3.5% and 2.7% respectively of total revenues, or an aggregate of 7.9% for fiscal 1995, and 2.5%, 3.5%, and 2.8%, or 8.8% aggregate for fiscal 1996.

     B. The Company has certain significant vendors, which represent purchases of propane, gasoline and oil for its operations. Those vendors represent purchases for propane of 6% and gasoline and oil of 88% of total purchases for fiscal 1995, and 8% and 93% for fiscal 1996.

      3.   Consideration of Credit Risk

     The companies maintain their cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits. At August 31, 1996, the Company exceeded the insured limit by approximately $1,921,982.


(K)   Environmental Costs

     The Company expenses, on a current basis, costs associated with managing hazardous substances and pollution in ongoing operations. The Company also accrues for costs associated with the premediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated.


(L)   Earnings Per Share

     Earnings per share are computed based on the weighted average number of shares outstanding during the periods presented. Common stock equivalents are included in the calculation when they are dilutive.


(M)   New Authoritative Pronouncements

     The Accounting Standard Executive Committee has issued Statement of Position 93-7 "Reporting on Advertising Costs" ("SOP 93-7"). The Company has adopted the provisions of SOP 93-7, and there is no effect on the income before extraordinary items, net income, and related per share amounts. The Company is expending advertising costs as incurred. These expenditures are not for direct response advertising.

      The Company's advertising expenses are as follows:

                                          August 31,
                                       1996        1995

           Advertising              $ 64,435    $ 12,435
                                      ======      ======


Note 2 - ACCOUNTS RECEIVABLE - TRADE

     The Company has accounts receivable in the normal course of business, net of allowances for uncollectible receivables, of the following:

                                          August 31,
                                       1996        1995

           Trade                 $ 1,855,939 $ 1,539,168
           Less:  Allowances        (227,869)   (189,817)
                                   ---------   ---------
           NET                   $ 1,628,070 $ 1,349,351
                                   =========   =========


Note 3 - INVENTORY

      Inventory consisted of the following:

                                          August 31,
                                       1996        1995

           Propane                  $ 10,985     $ 5,393
           Gasoline                  110,769      88,372
           Service Parts & Supplies   39,500      39,500
           # 2 Fuel Oil               38,978      47,867
           Diesel                     51,218      11,106
                                     -------     -------
              TOTAL                $ 251,450   $ 192,238
                                     =======     =======

Note 4 - PREPAID EXPENSES

      Prepaid Expenses consisted of the following:

                                          August 31,
                                       1996        1995

           Prepaid Real Estate Taxes$ 105,364  $ 106,019
           Prepaid Insurance          65,014         -0-
           Prepaid Financing Costs    24,983      28,924
           Miscellaneous                  -0-      1,555
              TOTAL                $ 195,361   $ 136,498
                                     =======     =======

Note 5 - PROPERTY, PLANT & EQUIPMENT

     Property, Plant & Equipment are stated at cost. The components of Property, Plant & Equipment are summarized as follows at:

                                            August 31,
                                        1996          1995

           Land                      $ 894,000     $ 894,000
           Gas Station Leaseholds    8,110,000     6,745,000
           Building and Improvements 2,312,731     2,227,660
           Equipment                 1,848,638      1,620,612
           Furniture & Fixtures         81,790         29,099
           Vehicles                  1,119,285        928,061
              TOTAL                 14,366,444     12,444,432

           Less:
           Accumulated Depreciation (2,520,007)    (1,926,390)

              NET                 $ 11,846,437   $ 10,518,042
                                    ==========     ==========

Note 6 - INTANGIBLE ASSETS

     Goodwill represents the excess of the cost of assets acquired over the fair value of their net assets at dates of acquisition. Customer list represents the fair value of the customer list purchased from White Plains Fuel, Inc. less a deficiency of cost under the fair value of its net assets at the acquisition date. Amortization expense charged to operations for 1996 and 1995 was $73,861 and $19,546, respectively.

      The following is a summary of Intangible Assets.

                                          August 31,
                                       1996        1995

           Customer List         $ 1,144,414  $ 1,060,179
           Goodwill                   72,797       72,797
                                     -------      -------
              TOTAL                1,217,211    1,132,976

           Less:
           Accumulated Amortization (118,582)    (44,721)

              NET                $ 1,098,629 $ 1,088,255
                                   =========   =========


Note 7 - NOTE RECEIVABLE - RELATED PARTY

(A) The Company had advanced funds to A. Tarricone, Inc. ("ATI"), it's former parent company. These advances, which originated approximately during fiscal 1990, are evidenced by a demand promissory note with interest at 6%, due on August 3, 1998. The outstanding note receivable balance was satisfied by ATI on February 28, 1995 (see Note 14).

(B) The Company has had transactions with ATI since February 28, 1995, the balance of which is represented above (see Note 14). This debt is evidenced by a promissory note with interest at 6% due on August 31, 2000. The Company has not established an allowance for uncollectible amounts, due to the fact that ATI has collateralized its note with certain real estate having significant fair market value.

                                                       August 31,
                                                   1996        1995

           Note Receivable - Related Party     $ 1,355,576  $ 1,192,386

Note 8 - DEBT


(A)   Private Placements

      The Company is indebted to certain investors for amounts in connection with the Company's private placement (see Note 13(A)).

      The private placement consisted of 20 units in the amount of $25,000 per unit, each unit consisting of (i) a note payable in the amount of $25,000 with interest payable at a rate of 8%, and (ii) 8,250 shares of restricted Common Stock of the Company. The value of such shares has been accounted as $1.50 per share. Accordingly, the effective interest rate on such notes is calculated at approximately 58%, taking into consideration the discount on the notes. The following summarizes such notes payable:

                                                August 31,
                                             1996        1995

           Face Amount of Note Payable    $ 321,426    $ 475,000

           Less:
             Discount of Note Payable
             Net of Amortization              -0-        (12,363)

             Net                          $ 321,426    $ 462,637
                                            =======      =======

(B)   Notes Payable

                                                   August 31,
                                                 1996     1995

   1. Bank commercial mortgage (i) due
      12/20/99 with interest at 10.5%,
      or 1% above prime.....................$ 134,000  $ 173,600

   2. Bank commercial mortgage (i) due
      10/01/00 with interest at 1%
      above prime...........................  469,200        -0-

   3. Bank demand note (ii) due 9/29/95
      with interest at 1% above prime.
      This note was paid off on September
      29, 1995..............................      -0-    500,000

   4. Bank commercial mortgage (iii) due
      5/17/99 with interest at 8.5%.........  425,000    458,334

   5. $500,000 revolving line of credit
      (iii) with a bank due 5/17/97
      with interest at 11.5% currently,
      or 2.5% above prime...................  500,000    500,000

   6. Bank commercial mortgage (iv) due
      1/16/01 with interest at 9.25%........  470,914    488,127

   7. Commercial mortgage (iv) due
      1/15/01 with interest at 12.5%........  136,364    139,550

   8. The company was indebted to bank
      for a $35,000 line of credit
      due 12/31/95 with interest at 2%
      above prime...........................      -0-     35,000

   9. The company was indebted to an
      individual for $50,000.  This
      is a demand note with interest at 0%..      -0-     50,000

   10.Notes payable for certain equipment
      financed through several
      purchase money agreements.  These
      notes are payable in monthly
      installments or principal and
      interest, and collateralized by
      such equipment........................  497,889    431,772

      Total.................................2,633,367  2,776,383

      Current Portion....................... (284,802)  (293,055)
                                             ---------  ---------

      TOTAL................................$2,348,565$ 2,483,328

      (i) is secured by second mortgage on the Alexander Street
      Terminal.
      (ii) is secured by a general security agreement on personal property.
      (iii) is secured by a first mortgage on both the company's headquarters, and terminal facility at Alexander Street, and further by an assignment of station leases. The commitment calls for certain covenants relating to minimum cash balances, rent deposits, and insurance. Certain officers of the company have personally guaranteed the loan as well.
      (iv) is secured the retail gas station acquired from A. Tarricone, Inc. on February 28, 1995 (Note 7).

Note 9 - BAD DEBT EXPENSE

     The Company has established a reserve for uncollectible receivables relating to trade activities from the normal course of business. During fiscal 1996 and 1995, the Company had bad debts in the amounts of $39,869 and $74,158, respectively.


Note 10 - DEFERRED REVENUE

     Deferred revenue represents the unamortized balance of annual unearned service contract revenue for burner service. These amounts are being amortized into income monthly during the heating season when the majority of the service calls are made. Deferred revenue was summarized as follows at:

                                          August 31,
                                       1996        1995

           Deferred Revenue         $ 13,760    $ 14,204
                                      ======      ======


Note 11 - INCOME TAXES

     The Company utilizes the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement No. 109"). Statement No. 109 requires companies to change from the deferral method to the liability method of accounting for income taxes. Statement No. 109 requires the utilization, if any, of the net operating loss carry-forwards of the Company to be recorded as part of the regular income tax provision and not as an extraordinary item. The Company has adopted Statement No. 109 for periods after the fiscal year ended August 31, 1993.

     The Company's ability to file a consolidated return and to use its net operating loss carryovers from ATI and Castleview Capital Corp. to offset income allocable to periods after a public offering is extremely limited. Under the Tax Reform Act of 1986, the Company's taxable income in any tax year ending after a more than 50 percentage point change in ownership that can be offset by a net operating loss carryover before such ownership change cannot exceed a prescribed rate of the value if the Company's stock on the date of ownership change. For this purpose, except as may otherwise be provided in regulations, the holder of a convertible stock or warrants to acquire stock is treated as owning the underlying stock if such presumption would result in an ownership shift.

     In such case, subsequent exercise of a convertible stock or warrants is disregarded. Since the rule is applied on a warrant-by warrant basis, certain convertible securities and warrants may be deemed exercised while others are not. Similar rules apply to the contingent rights to acquire stock and other similar interests.

     Deferred income taxes are provided for to reflect the difference in the timing of deductions from earnings for financial statements and income tax reporting and are primarily due to the use of accelerated depreciation methods for income tax return purposes.

     Income tax provision is summarized as follows for the years ended August 31, 1996 and 1995 (as restated, see Note 17).

                                                     August 31,
                                                 1996        1995

           Current                              14,160   $ 277,466
           Deferred                             88,536      (6,513)
                                                ------      -------

             TOTAL                           $ 102,696   $ 270,953
                                               =======     =======

                                                   August 31,
                                                  1996        1995

           Statutory Rates                         34%         34%
           Income Taxes at Statutory Rates   $ 186,899   $ 298,287
           Realization of Deferred Tax
           Benefit                             (70,261)    (75,759)
                                               116,638     222,528

           Income Tax Effects Related to the Following Items:

           Benefit from Accelerated
           Depreciation                       (42,928)      (5,123)
           Non-deductible Items                28,986       53,548
                                               -------      -------
             TOTAL                          $ 102,696    $ 270,953
                                              =======      =======

           Effective Rate of Income Tax          36.2%       50.0%

           Components of Net Deferred Tax Asset:

             Deferred Tax Asset              $ 698,661   $ 768,922
             Deferred Tax Liability             86,255      70,261
                                               -------     -------
             Net Deferred Tax Asset          $ 612,406   $ 698,661
                                               =======     =======

(A)   See Note 7.


(B)   See Note 14.


(C)   Management Agreement - A. Tarricone Inc.

     The Company reimburses ATI, it's former parent and brother-sister corporation with the same majority shareholders, for certain monthly expenses relating to clerical, administrative, accounting, payroll, and insurance expenses. This agreement is for fiscal years subsequent to the December 1992 spin off, commencing in December 1992, and expiring on August 31, 1998. The agreement calls for the reimbursement of the approximate actual costs incurred by ATI for such expenses in the amount of $30,000 per month. Such management fee is accrued monthly, and recorded as a reduction of the loan due from ATI (see
Note 7). For the years ended August 31, 1996 and 1995, the Company accrued $360,000 and $360,000, respectively, in connection with such expenses.

(D)   Terminal Operations

     The Company's Alexander Street Terminal and Rockland Fuel Oil, Inc., which provides storage for retail and wholesale distribution of fuel oil, diesel and gasoline, is operated by the Company's former parent, ATI, until such time that the Company obtains its terminal operator's license from the State of New York (see Note 13(C)). The cost of these services is incorporated in the cost of product at $.0025 per gallon. For the fiscal years ended August 31, 1996 and 1995, the amounts paid to such related party were $38,671 and $51,112, respectively.


(E)   Royalty Agreement

     The Company entered into an agreement on September 1, 1993, whereby it pays a royalty fee of $0.01 per gallon of gasoline and diesel, sold at the nineteen
(19) retail gas stations it was previously leasing from ATI. The Company purchased thirteen (13) of the station leaseholds from ATI (see Note 14), but the royalty agreement is still in force on all nineteen (19) stations until August 31, 1998. As of March 1, 1996, the Company granted warrants to ATI for use of its trademark for 5 years, subject to limitations based on sales volume. These warrants were valued at $511,055, which approximates the future value for use of the trademark based on past compensation. Amortization for 1996 was $50,405. The royalty fees incurred for the fiscal years ended August 31, 1996 and 1995, inclusive of amortization, were $96,102 and $99,538, respectively.

(F)   Leases

     The Company had entered into a lease agreement with ATI, whereby the Company was to lease and operate one (1) retail gas station for a period of five
(5) years. The agreement became effective September 1, 1993. Subsequently, on February 28, 1995 and July 31, 1995 (see Note 14), the Company acquired the underlying lease in partial satisfaction of the Company's outstanding Note Receivable due from ATI (see Note 7).


Note 13 - COMMITMENTS AND CONTINGENCIES


(A)   Private Placements

     In June, 1993, the Company entered into a letter of intent with an investment banker to provide financing in the amount of $500,000, in the form of a private placement not requiring registration, pursuant to Section 2(3) of the Securities Act of 1933, as amended, and SEC release #33-929, dated July 29, 1936. The private placement consists of 20 units in the amount of $25,000 per unit, each unit consisting of (i) a note payable in the amount of $25,000 with interest payable at 8% and (ii) 8,250 shares of restricted Common Stock issued from the Company. Each note was to be repaid in full with accrued interest within ten days of the Company effectuating a warrant conversion resulting in gross proceeds of at least $1,000,000.

     The Company has accounted for the shares issued in connection with the private placement notes in accordance with APB 14, discounting the notes based on the fair value at $1.50 per share. The amortized interest expense for Discount on Notes Payable for the periods ended August 31, 1996 and 1995 was $12,363 and $125,337, respectively.

     Following is a summary of Private Placement activity from June 1993 through August 31, 1996:

           Year Ended         Activity              Amount

           August 31, 1993    9 Units Sold        $ 225,000
           August 31, 1994    12 Units Sold         300,000
           August 31, 1995     2 Units Repaid       (50,000)
           Aggregate  value of August 31, 1995:     475,000

           August 31,  1996    5 Units Repaid      (125,000)
           August 31,  1996    3 Units Converted(i) (75,000)
           August 31,  1996    3 Units  Amended(i)   46,462
           Aggregate value of August 31, 1996:    $ 321,462
      ------------------------

      (i) On August 23, 1996, the Company converted three (3) Private Placement units valued at $92,852 ($75,000 principle plus $17,851.61 accrued interest) which was split evenly with $46,426 converted to Common Stock and $46,426 representing principle balance of amended units, for a new aggregate amount of $321,462 as per above (see Note 8).
      ------------------------

     On April 11, 1994, the Company registered 3,200,000 shares of its Common Stock for sale by the Company upon the exercise of its then outstanding
1,600,000 Class A and 1,600,000 Class B Redeemable Common Stock Purchase Warrants (collectively, the "Warrants"). The Warrants were distributed by the Company to all stockholders of record in connection with the Company's acquisition of HQP. As of August 11, 1994, the Company redeemed all outstanding Warrants at a price of .001 per Warrant redeemed.

     In light of the Company's redemption of its outstanding Warrants, it is unclear when its obligation to make principal payments on the Private Placement notes will come due. However, the Company acknowledges an obligation to make principal payments on the Private Placement notes and continues to maintain such obligation on its balance sheet.

(B)   Employment Agreements

     The Company has entered into employment agreements with its President, Vice President/Secretary, and Vice President/ Treasurer for five year terms. The agreements provide for the following base compensation:

           Years          President   VP/Secretary  VP/Treasurer

           8/5/93-8/4/95$ 100,000       $ 75,000    $ 75,000

           8/5/95-8/4/97$ 125,000       $ 100,000   $ 100,000

           8/5/97-8/4/98$ 150,000       $ 125,000   $ 125,000

     Compensation paid to the officers from 9/1/93 to 8/31/96 was less than the amounts stated above. However, the officers signed revised agreements at the beginning of each fiscal year through 8/31/96, waiving their right to additional compensation.


(C)   Licenses Pending

     HQP's principal terminal facility is currently operated by ATI pending approvals of HQP's application with State of New York for a terminal operator's and diesel motor fuel license, and the applications of Rockland Fuel Oil, Inc. ("Rockland") and White Plains Fuel, Inc. ("WPF") for their respective diesel motor fuel licenses.

     On October 6, 1995, New York State requested that HQP, Rockland and WPF post certain bonds as a prerequisite to obtaining the foregoing licenses. On October 25, 1995, these bonds were obtained by the Company in compliance with the State's request. At that time, management believed the Company had substantially completed all steps necessary to receiving such licenses. However, these licenses have not as yet been granted. Management is awaiting approval of these licenses, although there can be no assurances in this regard.


(D)   Litigation

     The Company is not party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Company.

Note 14 - ACQUISITIONS

(A) On February 28, 1995 the Company acquired eight gas station leaseholds and one fee property from its related party ATI (see Note 12). These stations are located throughout the operating area of Company.

     The purchase price for the stations was as follows:

           1.Eight leaseholds (average additional
             years added to existing leases, 12 years)            $ 5,010,000

           2.One Fee Property                                         750,000
             Less:  Mortgages Assumed                                (637,176)
                                                                  $ 5,122,824

     This  acquisition  was  in  partial   satisfaction  of  the  existing  note
receivable due from ATI.

(B) On June 8, 1995 the Company purchased the stock of White Plains Fuel, Inc. ("WPF"), a diesel and fuel oil distributor located in Hawthorne, NY. The aggregate purchase price for the stock of WPF was $ 1,064,169 payable as follows:

           168,020 shares of Series A 7.5% cumulative,
             convertible, redeemable preferred stock,
             $0.001 par value                                      $1,064,169

     Since the transaction was accounted for as a purchase, the purchase price was allocated to the acquired assets based on their estimated fair market values at acquisition, with $124,000 allocated to property and equipment, $167,342 to accounts receivable, $17,204 to inventory, $1,060,179 to customer list, $1,555 to prepaid expenses, $1,702 to deferred income, and $307,813 to liabilities.

(C) Effective July 31, 1995, the Company acquired two leaseholds and two leasehold extensions from ATI, a related party (see Note 12). These leaseholds were appraised by an independent appraiser for $985,000, on aggregate. In consideration of the transfer of the two gasoline station leaseholds and the additional twenty year extension of two other leaseholds, the company forgave $985,000 of the note receivable due from ATI.

(D) The Company acquired two leaseholds from ATI, a related party, on March 22, 1996 and November 1, 1995. In consideration of the transfer of the two gasoline station leaseholds, valued at $1,365,000 by an independent appraiser, the Company forgave $1,365,000 of the note receivable due from ATI.

Note 15 - PREFERRED STOCK

(A) The Company has issued Series A 7.5% Cumulative Convertible Redeemable Preferred Stock, $0.001 par value ("Series A Preferred Stock"). The holders of outstanding shares Series A Preferred Stock should be entitled to the following:

     The Preferred Stock at par value $0.001 per share, bears a cumulative cash dividend rate of $0.45 per annum, payable quarterly, commencing June 8, 1995, when, as and if declared by the board of directors of the Company. The Preferred Stock becomes convertible after June 8, 1998 into shares of Common Stock at a conversion rate of one share of Common Stock for each share of Preferred Stock, subject to adjustment in certain events.

     The Preferred Stock is redeemable at the option of the Company, in whole or in part, at any time at a redemption price of $6.00 per share, plus accrued and unpaid dividends.

     Holders of Preferred Stock may request to have their shares redeemed by the Company at $6.00 per share at any time commencing on June 8, 2000 and ending June 7, 2004. As the Preferred Stock is mandatorily redeemable, it is properly listed above the equity section of the balance sheet.

     The Company shall not be required to redeem from any holder during any twelve (12) month period a number of shares of Preferred Stock greater than twenty percent (20%) of the shares of Preferred Stock then held by the applicable holder and the Company shall not be required to redeem shares of Preferred Stock from any holder more than once during any twelve (12) month period.

     Each share of Preferred Stock shall entitle its holder to a number of votes equal to the number of shares of Common Stock (including fractional shares) that such share would be converted into, if it were so converted, as of the close of business on the day immediately prior to the date of such vote, and with respect to such votes, a holder of shares of Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of a holder of shares of Common Stock, and shall be entitled to a notice of any stockholders' meeting in accordance with the By-laws of the Company and shall be entitled to vote with holders of Common Stock together as a single class.

(B) The Company has issued series B, 8.0% cumulative, convertible, Preferred Stock, $0.001 par value ("Series B Preferred Stock"). The holders of outstanding shares of Series B Preferred Stock should be entitled to the following:

     The Preferred Stock at par value $0.001 per share, bears a cumulative cash dividend rate of $0.62 per annum, payable quarterly, commencing May 31, 1996, when, as and if declared by the board of directors of the Company. The Preferred Stock becomes convertible after July 15, 1996 into an unspecified number of shares of Common Stock at a conversion rate formula based in part on the market value of the Common Stock on the date of conversion.

     The Preferred Stock is redeemable at the option of the Company, in whole or in part, at any time at a redemption price of $10.00 per share, plus accrued and unpaid dividends.

     Except as required by applicable law, shares of Series B Preferred Stock shall not entitle the holder to any voting rights, but such holder shall be entitled to a notice of any stockholder meetings in accordance with the by-laws of the Company.

Note 16 - OPERATING LEASES

     The Company leases facilities under operating leases expiring at various times.

     Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of August 31, 1996 for each of the next five years and in the aggregate are:

           August 31     Amount

             1997       577,517
             1998       586,517
             1999       577,566
             2000       579,560
             2001       578,588
                       --------
             Total  $ 2,899,748
                      =========

     Rent expense for 1996 and 1995 under various leases amounted to $568,052 and $607,578, respectively.

Note 17 -  ERROR CORRECTION

(A) On December 7, 1992, ATI, HQP's former parent, transferred assets, including HQP and Rockland customer lists and Rockland equipment and assets, in partial satisfaction of its note due to the Company (see Notes 7 and 12(C)). In accordance with Accounting Interpretations No. 27 and 39 of APB 16 for entities under common control, the Company has accounted for this transaction as a "similar to pooling" combination and properly recorded these assets at their book values, totaling $84,676.

     For tax purposes, however, these assets were recorded at their fair market values totaling $2,479,998.

     The future tax benefit from the difference between book and tax treatment gives rise to a deferred tax asset calculated by multiplying this difference by the tax rate to arrive at the deferred tax asset. This deferred tax asset arises from a related party transaction and is therefore classified as Paid in Capital:

           Common Stock.

           Tax Basis of Assets Transferred                       $ 2,479,998
           Less Book Basis of Assets Transferred                      84,676

           Additional Future Depreciation for Tax Purposes         2,395,322

           Tax Rate                                                    41.1%

           Deferred Tax Asset/Paid in Capital: Common Stock      $   984,477

     Previously the difference between the Book Basis and Tax Basis was only taken into consideration in calculating Deferred Tax Liability.

     This error, resulting in the misstatements of previously reported assets, liabilities, equity, and income was discovered during the current year. Correction of this error resulted in changes previously reported net income as follows:

                      Year              (Decrease)
                      ----              ----------
                     8/31/93          $ (25,589)
                     8/31/94            (21,276)
                                         ------

                     Cumulative Effect  (46,865)
                     8/31/95            (10,063)

                     Cumulative Effect$ (56,928)

     The August 31, 1995 consolidated statement of operations has been restated for the effect of correcting this error. The following schedule details the nature and amount of each error:

        Omission of Deferred Tax Asset (Paid in Capital)         $ 984,447

        Reclassification of Deferred Income Tax Liability         (211,387)

        Understatement  of Deferred  Income Tax Liability
        (See above for effects in prior period income)             (56,928)

        Net Deferred Tax Asset at 8/31/95                        $ 716,162

(B) In accordance with comments received from the Securities and Exchange Commission, the August 31, 1996 and 1995 financial statements have been restated as follows:

     1. The previously issued August 31, 1995 income statement improperly included sales, cost of sales, and selling, general and administrative expenses of newly acquired WPF from September 1, 1994 through June 8, 1995, the date of acquisition. The net effect of this change after taxes, $13,829, was improperly included in the calculation of acquired liabilities, which have been restated (see Note 14(B)). Eliminations from the August 31, 1995 income statement, and the related valuation adjustment to the WPF purchase are as follows:

           Eliminations

           Sales                    $ 1,598,406
           Cost of Sales                914,224
           Selling, General and
             Administrative Expenses    661,133
           Net Income Before Taxes       23,049
           Provision for Taxes            9,220
           Net Income                    13,829

           Valuation Adjustment

           WPF Purchase Price as
             previously reported      1,050,340

           WPF Purchase Price as
             Restated (see Note 14(B))$ 1,064,169

      2. The value of redeemable preferred stock issued to acquire WPF has been revalued as per above, and properly reclassified above the equity section of the balance sheet, and thus eliminated from the Consolidated Statement of Stockholder's Equity.

      3. An additional footnote has been provided (see Note 20) showing the calculation of Earnings Per Share ("EPS"). The EPS amounts have been restated because previously reported amounts had not been adjusted for the effect of declared and undeclared dividends on cumulative preferred stock.

      4. The Statement of Cash Flows has been restated for the following:

           Proceeds from Capital Contribution and changes in Cash Overdraft are now classified as financing activities.

           The  Supplemental   Schedule  of  Non-cash  Investing  and  Financing
           Activities now includes a reference to the issuance of preferred stock to acquire WPF.

      5. Rental Income, previously listed with Other Income And (Expenses) in the Consolidated Statement of Operations, has been renamed Net Rental Expense (Income) and has been properly listed above Income From Operations. Also moved above Income From Operations were Bad Debt Expense and Royalty Fee.

      6. A paragraph is added to Note 11 to disclose separately the asset and liability components of Net Deferred Tax Asset.

      7. The first sentence of Note 13(A) now includes a reference to the specific exemption relied upon for this private placement.

      8. The last sentence of Note 13(B) has been reworded to properly indicate that the waiving of compensation under employment agreements occurred at the beginning of each fiscal year.

      9. The last sentences of Note 14 (C) and (D) now include information showing the independent appraisals of leaseholds transferred from a related party, to support subsequent reductions of the related party's note receivable in the same amounts, with no gain or loss recognized.

      10. The first sentence of Note 15(B) describing "series B, 8.0% cumulative, convertible, Preferred Stock", now properly omits the word "redeemable" as this issue is only redeemable by the Company, and not the shareholders.

      11. The segment information disclosed in Note 18 for August 31, 1995 has been adjusted for the elimination of WPF sales and expenses (Note 17(B)(1)).

Note 18 - SEGMENT INFORMATION

      The Company's operations were classified into three business segments as follows:

                    Year Ending August 31, 1996

                         Fuel Oil    Propane      Gasoline   Consolidated

      Net Sales        $ 5,756,345 $ 2,577,093   $ 6,978,822 $ 15,312,260
                         =========  =========      =========   ==========

      Gross Profit       1,455,358   1,513,914     1,608,788    4,578,060
      Operating Expenses 1,173,590     986,134     1,557,400    3,717,124
      Depreciation and
      Amortization         135,968     117,985       425,889      679,842
      Operating Income   $ 145,800  $  409,795    $ (374,501)   $ 181,094
      Capital
      Expenditures       $ 132,550  $  385,599    $ 1,403,864  $1,922,013
      Assets            $2,607,462  $1,841,191    $10,659,517 $15,108,170

      Corporate Assets                                          4,157,131
      Total Assets                                           $ 19,265,301


                    Year Ending August 31, 1995

                        Fuel Oil    Propane      Gasoline    Consolidated

      Net Sales       $ 4,861,869 $ 2,290,658  $ 8,022,032   $ 15,174,559
                        =========   =========    =========     ==========

      Gross Profit      1,026,274   1,397,289    1,691,650      4,115,213
      Operating Expenses  795,222     953,147    1,658,645      3,407,014
      Depreciation and
      Amortization         90,310      45,155      316,086        451,551
      Operating Income  $ 140,742 $   398,987   $ (283,081)     $ 256,648
      Capital
      Expenditures      $ 298,334 $   330,765   $ 6,919,335   $ 7,548,434
      Assets          $ 2,448,098 $ 1,539,286   $ 9,362,638  $ 13,350,022

      Corporate Assets                                          1,937,893
      Total Assets                                           $ 15,287,915

      Sales by segment include sales to unaffiliated customers and inter-segment sales. Retail prices are used to report inter-segment sales.

      Operating income is total revenue less operating expenses, and excludes general corporate expenses, interest expense and income taxes.

      Identifiable assets are those used by each segment of the Company's operations. Corporate assets are primarily cash and note receivable from related party (see Note 7).



Note 19 - DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL
      INSTRUMENTS.

      Cash, Accounts Receivable, Rent Receivable, Other
      Receivables, Other Current Assets, Working Capital
      Borrowings, Accounts Payable, and Accrued Expenses.

     The carrying amount approximates fair value because of the short maturity of these instruments.

      Notes Receivable, Private Placement Notes, Long-Term Notes.

     The fair values of each of the Company's long-term financing instruments, including current maturities, are based on the amount of future cash flows associated with each instrument, discounted using the Company's current borrowing rate for similar instruments of comparable maturity.

     The estimated fair value of the Company's non-trading financial instruments are summarized as follows:

                                             Carrying       Estimated
                                              Amount        Fair Value

           At August 31, 1995

           Note Receivable                   $ -0-          $ -0-
           Note Receivable - Related Party   1,192,386      1,150,652
           Private Placement Notes             462,637        462,637
           Long Term Debt                    2,776,383      2,672,268

           At August 31, 1996

           Note Receivable                    $ 80,000       $ 78,800
           Note Receivable - Related Party   1,355,576      1,308,131
           Private Placement Notes             321,426        321,426
           Long Term Debt                    2,633,367      2,490,521

      Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 20 - Earnings Per Share

     The following table sets forth the computation of Net Income per common share, as contained in the Consolidated Statements of Operations for the years ended August 31, 1996 and 1995.

                                                 August 31,
                                              1996      1995

           Net Income                        181,094   256,648

           Preferred Stock Dividends:
           Declared                          (76,366)  (12,601)
           Undeclared (cumulative)           (87,942)      -0-
           Undeclared
           Net Income applicable to
           common shares                      16,786   244,047

           Divided by:
           Weighted average of Common
           Stock outstanding                3,416,473 3,061,418

           Earnings Per Share                $ 0.00    $ 0.08
                                               ====      ====


Note 21 - SUBSEQUENT EVENTS


(A)   Acquisition:

      On September 4, 1996, the Company acquired the assets of Dino Oil, Inc., in consideration for which it paid $100,000 and issued 200,00 shares of its $.001 par value stock, restricted under Rule 144 of the Securities and Exchange Act of 1933.


(B)   Pending Delisting:

      The Company has been notified by NASDAQ of the failure of the Company's Common Stock to comply with its minimum bid price requirement, which is to maintain a closing inside bid price greater than or equal to $1.00 for a period of ten consecutive trade dates. The Company will be provided ninety calendar days (to February 14, 1997) in which to either regain compliance with the minimum bid price requirement or the alternative requirement (i.e., that the Company's capital and surplus equal or exceed $2,000,000 and the market value of the public float of the Company's Common Stock equal or exceed $1,000,000, for ten consecutive trading days prior to the end of such ninety day period). If the Company is unable to demonstrate compliance with at least one of the foregoing requirements prior to February 14, 1997, it must submit a proposal by that same date for achieving compliance. If the Company fails by February 14, 1997 to either achieve compliance or fails to submit a proposal for achieving compliance, NASDAQ would consider delisting the Company's Common Stock on NASDAQ Small Cap Market.

ITEM 13.   EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)   Exhibits

3.1   Articles Of Incorporation of the Company, as amended.*

3.2   By-laws of the Company.*

3.3   Certificate to set forth Designations, Voting Powers,
      Preferences, Limitations, Restrictions and Relative Rights of series A 7.5% Cumulative Convertible Redeemable Preferred Stock**

3.4   Certificate to Set Forth Designations, Voting Powers,
      Preferences, Limitations, Restrictions, and Relative Rights of Series B 8% Cumulative Convertible Redeemable Preferred
      Stock, $.001 Par Value***

4.1   Specimen Common Stock Certificate.*

4.2   Specimen Series A Preferred Stock Certificate**

4.3   Specimen Series B Preferred Stock Certificate

10.1  Agreement and Plan of Reorganization dated as of July 5,
      1993 between Halstead Quinn Propane, Inc. and the Company.*

10.2  Lease Agreement between HQ Propane and ATI.*

10.5  Management Agreement by and between HQ Propane and ATI.*

10.6 Form of Employment Agreement by and between the Company and Claire E. Tarricone.*

10.7 Form of Employment Agreement by and between the Company and Anthony Tarricone.*

10.8 Form of Employment Agreement by and between the Company and Joseph Tarricone.*

10.9  Promissory Note, dated August 31, 1993, of ATI in favor of
HQ Propane.*

10.10 ATI Purchase Agreements**

10.11 Agreement & Plan of Reorganization by and among Halstead
      Energy Corp., Allan Cianflone and Jack Troccoli.**

21.1   Subsidiaries of the Small Business Issuer**

24.1  Consent of Goldman & Murphy, LLP
---------------------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on November 19, 1993.
** Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on December 14, 1996.
*** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC July 15, 1996.
                    --------------------------

(b)   Reports on Form 8-K - None.

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   January 14, 1997           Halstead Energy Corp.

                               By:  /s/ Claire E. Tarricone
                                    President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                    Title              Date

PRINCIPAL EXECUTIVE                                    January 14, 1997
 OFFICER:

/s/ Claire E. Tarricone             President          January 14, 1997
Claire E. Tarricone

PRINCIPAL FINANCIAL
 AND ACCOUNTING OFFICER:

/s/ Joseph A. Tarricone             Vice President and
Joseph A. Tarricone                 Treasurer          January 14, 1997

DIRECTORS:

/s/ Claire E. Tarricone             Director
Claire E. Tarricone                                    January 14, 1997

/s/ Anthony J. Tarricone            Director
Anthony J. Tarricone                                   January 14, 1997

/s/ Joseph A. Tarricone             Director
Joseph A. Tarricone                                    January 14, 1997

/s/ Edwin Goldwasser                Director
Edwin Goldwasser                                       January 14, 1997

                                                       EXHIBIT 24.1

                   CONSENT OF INDEPENDENT ACCOUNTANTS




      The Board of Directors
      Halstead Energy Corp.

      We consent to the use of our report included herein and to the reference to our firm under the heading "Experts" in the annual form 10KSB.

      GOLDMAN & MURPHY, L.L.P.
         /s/ Goldman & Murphy, LLP

      Valley Stream, New York
      October 10, 1997