Form 10-K
period 1997-08-31
HALSTEAD ENERGY CORP
filed 1998-02-02
CIK 791350

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C. 20549

                             FORM 10-KSB
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934 (Fee Required)

                 For Fiscal Year Ended August 31, 1997

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

              For the Transition Period ______ to ______

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

Securities registered pursuant to
Section 12(b) of the Exchange Act:           None

Securities registered pursuant to
Section 12(g) of the Exchange Act            Common Stock, $.001 Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( ) Yes (X) No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
( ) Yes    (X) No

The issuer's revenues for it most recent fiscal year were $18,667,132.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of December 29, 1997 was $3,067,001.

As of December 29, 1997, the issuer had 4,523,601 shares of its Common Stock outstanding.

PART 1

ITEM 1.   BUSINESS

Background

      Halstead Energy Corp. (the "Company") was originally incorporated in the State of Utah on January 15, 1986 under the name of Technical Analysis, Inc. Effective October 8, 1990, the Company changed its corporate domicile to the State of Nevada. On August 5, 1993 the Company acquired Halstead Quinn Propane, Inc. ("HQ Propane") in exchange for 2,170,000 shares of the Company's Common Stock. Simultaneous with such acquisition, the Company changed its name to Halstead Energy Corp.

      The Company's operating entities are engaged in the wholesale and/or retail distribution of, and the provision of services relating to fuel oil, liquid propane gas, gasoline and diesel fuel primarily in Westchester, Putnam, Dutchess, Rockland and surrounding counties in New York State. The Company has four principal operating divisions: HQ Propane, a wholly-owned subsidiary of the Company; and Halstead Quinn Terminal ("HQ Terminal"), HQ Gasoline ("HQ Gasoline")and Dino Oil ("Dino"), which are separate divisions of HQ Propane. The business of White Plains Fuel, Inc., a Hawthorne, New York-based retail distributor of fuel oil and diesel fuel which was acquired by the Company in June 1995, is being operated by a third party under the terms of a four (4) year lease.

Recent Developments

          The Company's retail fuel oil distribution business was conducted by HQ Propane's subsidiary, Rockland Fuel Oil, Inc., until May 16, 1997, when the Company entered into an agreement with an independent third party distributor for the sale of its retail fuel oil customer list and related business. The Terms of the sale were $200,000 at closing, $200,000 on the first anniversary, and $127,000 on the second anniversary, with interest on outstanding amounts at a rate of 5% per annum. Rockland continues to own a facility in Haverstraw, New York which houses a 2,432 square foot building and a terminal situation on land fronting the Hudson River. The terminal is capable of storing 2,500,000 gallons of oil.

         On June 10, 1997, A. Tarricone, Inc. ("ATI"), the former parent of the Company's operating subsidiaries and divisions (ATI is wholly-owned by Claire E.Tarricone, Anthony J.Tarricone and Joseph A.Tarricone, the Company's directors and principal executive officers), filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. In connection with the bankruptcy proceeding, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under a receivable from ATI in the amount of $3,877,563 and pre-petition liens on certain leasehold interests. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referenced as "A. Tarricone, Inc., 97B21488." The Company has determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding. If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected. The Company is pursuing all appropriate avenues to protect its interests in this regard. However, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, that all or any portion of such indebtedness will be repaid to the Company or that the Company will otherwise be successful in protecting its interests. In this regard, management has elected to write-off, and has taken as a charge against earnings as a bad debt expense, the entire amount of the receivable due from ATI at June 10, 1997, i.e.,$3,877,563. Additionally, all executory contracts between ATI and the Company are susceptible to rejection, at the election of ATI, under the applicable provisions of the Code. Furthermore, any transfers from ATI to the Company on account of antecedent debt (of ATI to the Company)during the one-year period prior to the date of filing of ATI's voluntary petition may be subject to avoidance under the applicable provisions of the Code. The occurrence of any such circumstances may have a material adverse effect on the Company.

         The Company's principal terminal facility is currently being operated by ATI pending the approval of the Company's application with the State of New York for a terminal operator's and diesel motor fuel license. There can be no assurance about the prospect of obtaining the approval of such licenses. The Company has been advised by counsel that pending the conclusion of ATI's bankruptcy proceeding, ATI will continue to maintain such licenses and will will be able to continue operating the Company's terminal and diesel motor fuel businesses. However, there can be no assurance that at the conclusion of such proceeding, if the result were a liquidation of ATI (and therefore, a termination of such licenses), that the Company would by that time have received its own licenses or would have been able to contract with another entity to operate such businesses. The occurrence of any of these circumstances could have a material and adverse effect on these businesses and on the Company.

         On September 24, 1997, the Company, Claire E. Tarricone, Anthony J. Tarricone and Joseph A. Tarricone and Infinity Investors Limited ("Infinity") entered into a certain Restructuring Agreement (the "Restructuring Agreement). Under the terms of the Restructuring Agreement, Infinity agreed to exchange 77,419 shares of Series B Preferred Stock in the Company and all accrued and unpaid dividends on the outstanding shares of Series B Preferred Stock for the Company's Subordinated Promissory Note in the principal amount of $600,000 (the "Note"). The Note accrues interest at 12% per annum compounded quarterly through September 24, 1999 and accrues simple interest at 12% per annum after September 24, 1999. The note matures on September 24, 2002, although the Company is required to make mandatory prepayment upon the occurrence of certain events. The terms of the balance of the 560,126 shares of Series B Preferred Stock owned by Infinity were amended to provide, among other things, for (i) a fixed conversion price of $2.00 per share of Series B Preferred Stock, (ii) the removal of certain limitations on the rights of holders of the Series B Preferred Stock to convert those shares into the Company's Common Stock, and (iii) an increase in the dividend rate of the Series B Preferred Stock to 12% from 8% per annum. The Company also agreed to register such shares of Common Stock. In connection with the execution and delivery of the Restructuring Agreement, Infinity granted to Elizabeth Mandel ("Mandel") an option to purchase all of the Shares. Under the terms of the option, Mandel has the option to acquire all of the shares for a price of $2.00 per share until the 18- month anniversary of the effective date of the registration statement relating to the above-referenced registration (the "Effective Date"), subject to earlier termination in the event that Mandel fails to purchase at least an aggregate of 250,000 Shares on or prior to the 90th day following the Effective Date and an aggregate of 400,000 Shares on or prior to the last day of each succeeding 90 day period commencing 90 days after the Effective Date.

         The Company's Common Stock is listed on the Nasdaq SmallCap Market. In August 1997, the Nasdaq Stock Market, Inc. ("Nasdaq") adopted new requirements that the Company must meet for continued listing of its Common Stock, including
(i)  maintaining  a bid price of the  Company's  Common Stock of at least $1.00,
(ii) having at least $2,000,000 in net tangible assets, (iii) maintaining a public float of at least 500,000 shares of Common Stock having a market value of at least $1,000,000 and (iv) complying with certain corporate goverance requirements, such as electing at least two independent directors. The Company must meet the new requirements within six months of their adoption (i.e., by February 23,1998). The Company has been notified by Nasdaq that its Common Stock is subject to delisting due to the Company's failure to timely file its Form 10-KSB for the fiscal year ended August 31, 1997 and its Form 10-QSB for the fiscal period ended November 30, 1997. Such delisting has been stayed pending Nasdaq's consideration of the Company's request for continued listing, which request is to be heard and determined by Nasdaq after a hearing on the matter which is scheduled to occur on February 5, 1998. The Company has been informed by Nasdaq that the Company will no longer be subject to delisting due to the above-referenced filing delinquincies if the Company files the above-referenced Form 10-KSB and Form 10-QSB prior to the date of the hearing. The Company expects that it will be successful in so complying. If the Company is unsuccessful or if the Company does not meet Nasdaq's continuing listing criteria, the Common Stock will be subject to delisting. As a result of delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Common Stock. Additional sales practice requirements would be imposed on broker-dealers who sell such securities to persons other than established customers and accredited investors. Consequently, the rule affects the ability of holders of the Common Stock to sell their Common Stock in the secondary market. Delisting from The Nasdaq Small Cap Market may also result in a decline in share price, loss of news coverage of the Company and difficulty in obtaining subsequent financing.

Retail Propane Distribution

      HQ Propane (formerly Halstead Quinn Fuel Oil Co., Inc.), based in central Westchester County in Mt. Kisco, New York, was established in 1946 and since 1958 has been a retail distributor of liquid propane gas and propane equipment and also provides services related thereto. ATI acquired HQ Propane in 1975 and subsequently spun it off to its shareholders in December 1992. In July 1996, HQ Propane acquired the customer list and certain other assets of E.F. Osborn & Sons, a Pawling, New York-based retail propane distributor.

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

Wholesale Distribution and Storage

      HQ Terminal, owns a deep water terminal in Yonkers, New York, near the New York City border. The five million gallon terminaling facility allows for the wholesale distribution of fuel oil, gasoline and diesel fuel and also provides storage facilities for other petroleum companies through warehousing agreements known as thruputs. The Company's own product requirements are often supplied through this facility.

      The terminal facility has 11 above ground tanks that provide an aggregate storage capacity of 5,000,000 gallons for gasoline, diesel fuel and fuel oil. These tanks feed three gasoline racks, five oil racks and two diesel fuel racks. The terminal has been upgraded to comply with all governmental regulations.

      The terminal facility has 2.439 acres of above-ground land and an additional 3.511 acres of land underwater. The large amount of underwater acreage has enabled the Company to extend the dock lines out to deep water. The Company believes that the terminal is the only terminal on the east side of the Hudson River between Long Island Sound to the east, the Bronx, New York to the south and Newburgh, New York to the north that has 17 feet of draft at low tide. This provides a competitive advantage, particularly with regard to thruput customers, because the high draft allows large seafaring vessels to dock independent of tide schedules.

      The Company believes that another competitive advantage is the terminal's location. It is located in the most densely populated area in Westchester County and it is the only terminal on the Hudson River south of Newburgh, New York which distributes gasoline. All other gasoline distribution terminals are located in the eastern part of Westchester County.

Gasoline

      HQ Gasoline operates 25 retail gasoline stations throughout eastern New York State under the trade names "ATI" and "Gulf." HQ Gasoline's ability to market under different brand names provides the Company with an opportunity to reach consumers at the low, middle and high end of the market, thereby allowing greater flexibility in its marketing strategies. Because gasoline usage is relatively constant throughout the year, the operation of gasoline stations allows the Company to offset, in part, the seasonal fluctuations that affect the company fuel oil distribution divisions. Most of the stations are situated in high traffic areas at major intersections. Presently, 5 of the 25 facilities are combination convenience store/gasoline pumping facilities. The balance of the outlets are combination automotive repair shop/gasoline pumping facilities. Nine of the 25 gasoline stations are leased from ATI. See "Certain Relationships and Related Transactions".

      In September 1996, the Company acquired certain assets of Dino Oil, Inc., a Bronx, New York-based commercial gasoline distributor. The addition of the Company's Dino Oil division has broadened the Company's marketing region by providing the Company with customer accounts (including various service stations and fleet garages) located in the Bronx, Queens, Brooklyn, and Manhattan, as well as Nassau, Suffolk and Westchester counties.

      In December 1996, the Company terminated its lease of 4 of its 21 stations to an independent third party distributor, and simultaneously therewith, entered into a master lease with another independent third party distributor. The master lease has an initial term of ten (10) years, and the lessee thereunder has an option to renew such lease for an additional ten (10) year term. The lease requires that annual rental payments be made in advance, on the first day of each year of the lease term. The lease is a triple net lease agreement which requires the lessee to maintain, operate, and supply all gasoline to the station outlets. The lessee must also make the necessary capital improvements to meet applicable environmental laws by 1998.

      The Company intends to focus its efforts on changing the image of HQ Gasoline facilities. The industry has moved away from the "mom & pop" type operation and into high volume, automated self-service operations, with a particular focus on convenience. Repair shop, in particular, are becoming increasingly less desirable. Accordingly, in order to optimize potential earnings at a site, the Company intends to follow industry trends by upgrading approximately 12 of these facilities with state-of-the-art pumping apparatus and canopies and, where appropriate, converting them to multiple revenue sites by combing facilities with convenience stores, snack shops and/or car washes.

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

      The rebuilding will require expenditures that range from $20,000 to $550,000 per facility, depending upon the individual station site. The program is site specific, taking into consideration competition, lot size, building dimensions, traffic count, community demographics, and area development. By completing its rebuilding program, the Company believes it will achieve increased cash flow from operations as a result of increased sales revenues and rental income. In this regard, as part of the rebuilding program, management intends to acquire certain station leaseholds from ATI at fair market value since ATI's underlying leasehold interest extend by an average of 12 years beyond the Company's sublease with ATI. The acquisition of these leasehold interest will protect the Company's investment in, and long term earnings potential, from this revenue source. See "Certain Relationships and Related Transactions" and "Recent Developments."

Retail Fuel Oil

      The Company's retail fuel oil distribution business was conducted by HQ Propane's subsidiary, Rockland Fuel Oil, Inc., until May 16, 1997, when the Company entered into an agreement with an independent third party distributor for the sale of its retail fuel oil customer list and related business. The terms of the sale were $200,000 at closing, $200,000 on the first anniversary, and $127,000 on the second anniversary, with interest on outstanding amounts at a rate of 6% per annum. Rockland continues to own a facility in Haverstraw, New York which houses a 2,432 square foot building and a terminal situated on land fronting the Hudson River. The terminal is capable of storing 2,500,000 gallons of oil.

      The Company acquired all of the stock of White Plains Fuel, Inc., a retail distributor of fuel oil and diesel fuel, on June 8, 1995, in exchange for 168,020 shares of newly created Series A 7.5% Cumulative Convertible Redeemable Preferred Stock of the Company. The Company has leased the White Plains Fuel business to a third party under the terms of a four (4) year lease.

Fundamental Characteristics of the Company's Business.

Unaffected by General Economy

      The Company's business is relatively unaffected by business cycles. As fuel oil, propane and gasoline are such basic necessities, variations in the amount purchased as a result of general economic conditions are limited.

Customer Stability

      HQ Propane has a relatively stable customer base due to the tendency of homeowners to remain with their traditional distributors. In addition, a majority of the home buyers tend to remain with the previous owner's distributor. As a result, HQ Propane's customer base each year includes most customers retained from the prior year or home buyers who have purchased from such customers. Like many other companies in the industry, HQ Propane delivers propane to each of their customers an average of approximately six times during the year, depending upon weather conditions and historical consumption patterns. Most of HQ Propane's customers receive their propane pursuant to an automatic delivery system, without the customer having to make an affirmative purchase decision each time propane is needed. In addition, HQ Propane provides home heating equipment repair service on a seven day a week, 52 week a year basis.

      Retail gasoline customers are generally brand loyal or price shoppers who generally factor appearance, convenience, and credit cards into their decision making process before making an affirmative decision. HQ Gasoline's ability to market under the trademarks "Gulf" and "ATI" largely meet the criteria exercised by customers in making their purchase decisions. However, the Company must complete its station rebuilding program in order to ensure that the standard which are particularly important to the motoring public, such as appearance, are maintained.

      No single customer accounts for 10% or more of the Company's consolidated revenues.

Weather Stability

      The weather patterns during the winter can have a material effect on the Company's fuel oil related businesses. Although average temperatures over time have varied to a very limited extent and the Company does not expect that average temperatures will vary significantly in the future, winter temperatures can vary significantly from one year to the next. A warmer than usual winter should reduce the number of gallons of fuel oil sold which would result in reduced revenues from the Company's fuel oil related operations. Severe ice and snow storms can also greatly effect consumers driving patterns, thereby reducing the Company's gasoline revenues. Ice and snow can also greatly reduce delivery productivity, thereby reducing the number of gallons which can physically be delivered in a certain period of time. Such conditions would most likely demand significant overtime hours resulting in increased payroll expense.

 Effects of Oil Price Volatility

      The price of crude oil remains volatile. While this has not materially affected the Company's performance in the past (e.g. as a retailer, the Company has been able to add an increasing gross margin onto its wholesale costs, whatever their level, to offset the impact of inflation, account attrition and weather), there can be no assurance that such performance will continue. For instance, in recent months the Company has experienced difficulties maintaining its gross margin on its sales of gasoline product (when its cost of same has substantially increased) due primarily to strong competition for market share.

Petroleum Supply

      Two major suppliers provide the Company with its propane product requirements. One supplier provided approximately 65%, and the other approximately 35%, of the Company's total propane requirements for the fiscal year ended August 31, 1997.

      The Company met substantially all of its gasoline product requirements through Gulf Oil, BP and ATI for the fiscal year ended August 31, 1997. Gulf Oil supplied approximately 30%, and ATI provided approximately 65% of such requirements during such period. All of the Company's fuel oil and diesel fuel product requirements during such period were met by ATI. Upon the issuance of its diesel motor fuel licenses from New York State, HQ Propane will assume ATI's role in procuring the Company's petroleum product requirements. See "Certain Relationships and Related Party Transactions" and "Business - Certain Licenses Relating to the Company's Business."

      Management believes that if the Company's supply of any of the foregoing products was interrupted, the Company would be able to secure adequate supplies from other sources without a material disruption in its operations. However, there can be no assurance that adequate supplies of such petroleum products will be readily available in the future.

Expansion

      The industries in which the Company's petroleum products division compete are highly fragmented and characterized by numerous local and national fuel oil, gasoline, diesel fuel and propane distributors. The Company intends to expand its operating divisions through acquisitions and aggressive sales and marketing efforts to generate new divisions through acquisitions and aggressive sales and marketing efforts to generate new accounts and increase consumer awareness of the Company's products and quality.

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

      More specifically, HQ Propane intends to acquire two types of distributors. The first type are relatively small distributors which management believes could easily be integrated into the Company's operations. Management believes that such distributors could result in significant economies of scale through the centralization of purchasing, marketing, credit, data processing and other administrative functions of the acquired distributor. The second type consists of larger, stand-alone businesses which could not be integrated, but would, in all probability, be in new markets. The Company expects that acquisitions of these businesses would provide not only attractive investment returns, but also provide hubs for future expansion.

      The Company also intends to expand HQ Gasoline by pursuing the acquisition of single units and chains of retail service stations. Such acquisitions would provide deeper market penetration in the Company's existing marketing area, and provide expansion into new marketing areas. Besides the benefits derived from the economics of scale, the Company would expect to achieve greater buying power for its petroleum products purchases, and possibly assume additional distributorships with various major oil companies.

Competition

      The Company's business is highly competitive. In addition to competition from alternative energy sources, HQ Propane competes with propane distributors offering a broad range of services and prices, from full service distributors similar to the HQ Propane, to those offering delivery only. Competition with other companies in the propane industry is based primarily on customer service and price. Long-standing customer relationships are typical in the propane industry. Many companies in the industry, including HQ Propane, deliver propane to their customers based upon weather conditions and historical consumption patterns without the customer having to make an affirmative purchase decision each time propane is needed. In addition, most companies, including HQ Propane, provide equipment repair service on a 24-hour a day basis, which tends to build customer loyalty. As a result, HQ Propane may experience difficulty in acquiring new retail customers due to existing relationships between potential customers and other propane distributors. As of the date of this report, fuel oil and propane are less expensive sources of energy than electricity. Natural gas, which is currently less expensive than propane, is not readily available in Upper Westchester and Putnam Counties where all of the Company's propane operations are conducted. Accordingly, the Company believes that an insignificant number of its customers will switch from fuel oil or propane to alternative energy sources at this time.

      HQ Gasoline's business operations are sensitive to price and brand competition. In order to compete with branded competitors who benefit from name recognition and customer loyalty, the "ATI" branded service stations may maintain a lower price than these competitors. The Gulf branded stations are not as sensitive to price and therefore, typically maintain a price consistent with other brand name competitors.

Certain Licenses Relating to the Company's Business

      HQ Propane's principal terminal facility is currently operated by ATI pending the approval of HQ Propane's application with the State of New York for a terminal operator's license and the applications of HQ Propane and White Plains Fuel, Inc. for their respective diesel motor fuel licenses. On October 6, 1995, New York State requested HQ Propane and White Plains Fuel to post certain bonds as a prerequisite to obtaining the foregoing licenses. On October 25, 1995, these bonds were obtained by the Company and the State approved the same. Management believed at the time that the Company had thereby completed substantially all steps necessary to receiving such licenses. However, these licenses have not as of yet been granted, though the State has discussed with management the possibility of approving applications for certain (but not all) of such licenses (i.e., HQ Propane's terminal operator's license and its diesel fuel licenses) pending the completion of the licensing process with respect to the balance of the licenses. There can be no assurance about the prospect of obtaining the approval of such licenses. The $.0025 per gallon fee charged by ATI for these services would be eliminated simultaneously with the issuance of HQ Propane's terminal operator's license and its diesel motor fuel licenses. See "Certain Relationships and Related Transactions."

         On June 10, 1997, A. Tarricone, Inc. ("ATI"), the former parent of the Company's operating subsidiaries and divisions (ATI is wholly-owned by Claire E. Tarricone, Anthony J. Tarricone and Joseph A. Tarricone, the Company's directors and principal executive officers), filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). The Company's principal terminal facility is currently being operated by ATI pending the approval of the Company's application with the State of New York for a terminal operator's and diesel motor fuel license. There can be no assurance about the prospect of obtaining the approval of such licenses. The Company has been advised by counsel that pending the conclusion of ATI's bankruptcy proceeding, ATI will continue to maintain such licenses and will be able to continue operating the Company's terminal and diesel motor fuel businesses. However, there can be no assurance that at the conclusion of such proceeding, if the result were a liquidation of ATI (and therefore, a termination of such licenses), that the Company would by that time have received its own licenses or would have been able to contract with another entity to operate such businesses. The occurrence of any of these circumstances could have a material and adverse effect on these businesses and on the Company.


Environmental/Governmental Regulation

      The Company's operating divisions are subject to various governmental regulations. New regulations regarding underground storage tanks ("UST's"), including those at service stations, have been issued by the United States Environmental Protection Agency (the "EPA"). The regulations cover the design, construction and installation of new UST systems, and require that existing systems meet certain EPA standards. The regulations require that owner/operators of UST systems demonstrate financial responsibility for the cleanup of spills or releases, and/or to compensate third parties for any resulting damages. The Company has recently upgraded its HQ Terminal Facility and its other storage facilities to conform with applicable law and the Company has an ongoing program for maintenance, testing, retrofitting, or replacement of UST's. In addition, the Company maintains Pollution Liability Coverage on 11 of the 22 Gasoline Stations presently leased by the Company. (Three of the 25 stations operated by the Company are Supply Contracts only, and therefore management does not believe that the Company would be subject to any environmental exposures.) In addition, 8 stations are leased to a third party distributor to which, under the terms of said lease, is responsible for any environmental liability as of January 1, 1997. The Alexander Street Terminal is also insured under a separate Pollution Legal Liability Policy.

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

      The Company will have to invest an estimated minimum of $325,000 over the next eleven months in order to meet EPA and State regulations for underground storage tanks by December, 1998.

Employees

      As of January 19, 1998, the Company had a total of 28 employees, of which 18 are office, clerical and customer service personnel, 4 were drivers, 3 were mechanics, and 3 were executive officers of the Company. All of the Company's employees are full time and one is seasonally employed. Seven employees are represented by the International Brotherhood of Teamsters and Chauffeurs Union, Local 456 under a contract which expires on December 31, 2001. Management believes that its relations with both its union and nonunion employees are satisfactory.

ITEM 2.    PROPERTIES

      The Company's principal place of business is located at 33 Hubbells Drive, Mount Kisco, New York, where HQ Propane owns a block and brick building of approximately 6,000 square feet on 1.03 acres.

      The Company also owns the following facilities:

      1. The HQ Terminal facility located in Yonkers, New York, which facility is situated on 5.95 acres of land, with approximately 2.44 acres above water and 3.51 acres are underwater. Four block and brick buildings of 3,000 square feet, 234 square feet, 225 square feet and 450 square feet, respectively are situated on the property. The terminal also has 11 storage tanks with capacities ranging from 140,000 to 1,000,000 gallons, and an aggregate capacity of 5,083,000 gallons; a 300 foot dock; three gasoline racks; five oil racks; and two diesel fuel racks.

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

      As of August 31, 1997, HQ leased the following stations from ATI (See "Certain Relationships and Related Transactions"):


              Station Name and #                       Address

      (1)     Elmsford ATI #203                   153-162 E. Main Street
                                                  Elmsford, New York 10523

      (2)     Wingdale ATI #405                   Route 22 - Box 684
                                                  Wingdale, New York 12594

      (3)     Salt Point #414                     Route 44 & 82
                                                  Salt Point, New York 12578

      (4)     Congers ATI #112                    21 South Route 303
                                                  Congers, New York 10920

      (5)     Mt. Vernon Lincoln Ave. #205        25 W. Lincoln Avenue
                                                  Mt. Vernon, New York   10550

      (6)     Lakeside P.P. #219                  6 N. Lakeside Blvd.
                                                  Mahopac, New York 10541

      (7)     Raceway ATI #221                    535 Central Park Avenue
                                                  Yonkers, New York   10704

      (8)     West Hurley #315                    1105 Route 28
                                                  Kingston, New York 12401

      (9)     Pine Plains #411                    Route 199 - Box 421
                                                  Pine Plains, New York 12567

      Five of the above leases expire on August 31, 1998, two expire on August 31, 2018, and the other two expire on November 28, 2006 with an option for an additional ten year term expiring November 28, 2016. The aggregate annual rental amount under these leases is $195,976 for the fiscal year ending August 31, 1996; $187,272 for the fiscal year ending August 31, 1997 and $213,633 for the fiscal year ending August 31, 1998. For the four leases expiring on August 31, 2018 or November 28, 2006, as the case may be, the aggregate rental amount will range from $89,150 in the fiscal year ending August 31, 1999 to $88,000 in the fiscal year ending August 31, 2018.

ITEM 3.     LEGAL PROCEEDINGS

      In January 1994, HQ Propane was served with a complaint dated January 5, 1994 relating to an action entitled RAP Holding Corp. v. Halstead Quinn Fuel Co. Inc., and A. Tarricone, Inc. in the Supreme Court of New York, County of Westchester. The plaintiff is the owner of property in Westchester County, New York which was leased by HQ Propane from June 1, 1979 to May 31, 1989. The complaint alleges that, during the term of the lease, the Company discharged petroleum products onto the property and seeks $106,173 damages for the costs of clean up and removal of the contaminated soil and an additional $300,000 for diminution of value. The Company has retained outside counsel and is vigorously defending itself in this lawsuit. As of January 19, 1998, there has been no further action in this case.

             On June 10, 1997, A. Tarricone, Inc. ("ATI"), the former parent of the Company's operating subsidiaries and divisions(ATI is wholly-owned by Claire E.Tarricone, Anthony J.Tarricone and Joseph A.Tarricone, the Company's directors and principal executive officers), filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. In connection with the bankruptcy proceeding, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under a receivable from ATI in the amount of $3,877,563 and pre-petition liens on certain leasehold interests. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referenced as "A. Tarricone, Inc., 97B21488." The Company has determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding. If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected. The Company is pursuing all appropriate avenues to protect its interests in this regard. However, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, that all or any portion of such indebtedness will be repaid to the Company or that the Company will otherwise be successful in protecting its interests. In this regard, management has elected to write-off, and has taken as a charge against earnings as a bad debt expense, the entire amount of the receivable due from ATI at June 10, 1997, i.e.,$3,877,563. Additionally, all executory contracts between ATI and the Company are susceptible to rejection, at the election of ATI, under the applicable provisions of the Code. Furthermore, any transfers from ATI to the Company on account of antecedent debt (of ATI to the Company)during the one-year period prior to the date of filing of ATI's voluntary petition may be subject to avoidance under the applicable provisions of the Code. The occurrence of any such circumstances may have a material adverse effect on the Company.

      The Company's principal terminal facility is currently being operated by ATI pending the approval of the Company's application with the State of New York for a terminal operator's and diesel motor fuel license. There can be no assurance about the prospect of obtaining the approval of such licenses. The Company has been advised by counsel that pending the conclusion of ATI's bankruptcy proceeding, ATI will continue to maintain such licenses and will will be able to continue operating the Company's terminal and diesel motor fuel businesses. However, there can be no assurance that at the conclusion of such proceeding, if the result were a liquidation of ATI (and therefore, a termination of such licenses), that the Company would by that time have received its own licenses or would have been able to contract with another entity to operate such businesses. The occurrence of any of these circumstances could have a material and adverse effect on these businesses and on the Company.

      The Company is not a party to any other material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS

            None.

                                PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED
                    STOCKHOLDER MATTERS

      On March 13, 1995, the Company's Common Stock became listed on the NASDAQ Small Cap Stock Market under the symbol "HSNR". Prior to that date, the Company's Common Stock was listed in the Nasdaq Bulletin Board under the symbol "HSNR."

      The following table sets forth the range of high and low closing bid prices for the Company's Common Stock from March 13, 1995 through August 31, 1997, as reported by NASDAQ, which bid prices reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and many not represent actual transactions.


                                                Bid Prices

                                        High                     Low

      Fiscal 1995
      Third Quarter (from March 13)     5 7/8                    3 1/8
      Fourth Quarter..................  5 7/8                    3 1/8

      Fiscal 1996
      First Quarter...................  6 19/32                  5
      Second Quarter................... 6 31/64                  4 5/16
      Third Quarter.................... 7                        4 5/16
      Fourth Quarter..................  6                        1 5/32

      Fiscal 1997
      First Quarter                    1 5/16                      3/64
      Second Quarter                     9/16                      5/64
      Third Quarter                    1 5/64                      9/32
      Fourth Quarter                   1                           5/16

      As of December 29,1997, there were 172 holders of record of the Company's Common Stock. However, those shares being held at various clearing houses including the Depository Trust Company, and Cede & Company have not been broken down. Accordingly, the Company believes there are numerous beneficial owners of the Company's common stock whose shares are held in "street name", including the Depository Trust Company and Cede & Company have not been broken down.

      The Company does not pay dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Company's Commons Stock, but to retain earnings, if any, for the operation and expansion of the Company's business. In any event, until such time as all accrued dividends on the Company's Series A Preferred Stock and Series B Preferred Stock have been paid, the Company is restricted, pursuant to the instruments/documents authorizing the issuance of such preferred stock, from paying any dividends on its Common Stock. Any dividends that may be declared in the future will be determined by the Board of Directors based on the Company's financial condition, results of operations, market conditions and other factors that the Board deems relevant.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION

Results of Operations

      Year Ended August 31, 1997 Compared to Year Ended August 31, 1996.

      Sales for the year ended August 31, 1997, increased by $3,354,872 to $18,667,132 from $15,312,260 for the yeard ended August 31, 1996. The increase was due to additional gasoline sales revenue totaling $5,361,011 resulting primarily from the Dino Oil acquisition, and increased propane sales revenue totaling $205,936. These increases in revenue were partially offset by a decrease in home heating oil sales in the amount of $2,135,959 primarily due to a 20% warmer winter, the sale of Rockland Fuel Oil's customer list and lost thruput income.

      Cost of Sales for the year ended August 31, 1997 increased by $3,943,180 to $14,677,380 from $10,734,200 for the year ended August 31, 1996. This increase was due to additional gasoline product purchase requirements primarily relating to the Dino Oil acquisition of $5,407,280 and increased propane costs of $87,329. These cost increases were partially off-set by lower product purchases for home heating oil in the amount of $1,526,700 primarily attributable to a warmer winter and to the sale of Rockland Fuel Oil's customer list. The percentage of cost of sales to sales for the twelve month periods ending August 31, 1997 and 1966 were 78.6% and 70.1%, respectively. The increase in the percentage of cost of sales to sales of 8.5% was due, in part, to the Dino Oil acquisition, the commercial business of which is characterized by high volume and low gross profit. In addition, seven year record price increases in the cost of gasoline and distilates sharply reduced the gross profit, particularly in the Company's non-residential markets.

      Selling, General and Administrative Expenses for the year ended August 31, 1997 increased by $828,209 to $4,069,135 from $3,240,926 for the year ended August 31, 1996. The increase is primarily due to increased salaries of $551,242, telephone uniforms and selling expense of $31,310, and office expense of $34,625 all of which are primarily due to start up costs associated with the Dino Oil acquisition, increased equipment leases of $118,563, increase in real estate taxes of $78,505 increased insurance of $33,764, increased professional fees of $21,585 and all other expenses totaling a net increase of $36,368 as compared to the previous year. These increases in expenses were partially offset by a decrease in advertising expense of $64,435 and all other expenses totaling a net decrease of $13,318 as compared to last year.

      Bad Debt expense for the year ended August 31, 1997 increased by $4,655,129 to $4,694,998 from $39,869 for the year ended August 31, 1996. The increase in bad debt expenses primarily resulting from the ATI bankruptcy and management's decision to write-off the entire pre-petition note receivable due from ATI of 3,877,563 in addition to the other write-offs of $777,566.

      Depreciation and Amortization for the year ended August 31, 1997 increased by $569,790 to $1,287,674 from $717,884 for the year ended August 31, 1996. The increase is primarily attributable to fixed asset additions of property and equipment of $511,031, leaseholds of $703,000 and a customer list totaling $350,000 for fiscal 1997 and a change in estimated useful lives of certain assets.

      Interest Income for the year ended August 31, 1997 decreased by $96,536 to $5,451 from $101,987 for the year ended August 31, 1996. This decrease is primarily due to the decrease of interest income due from the note receivable from ATI. This amount is partially offset by interest income resulting from invested funds and the note receivable due from the sale of Rockland Fuel Oil's customer list.

      Interest Expense for the year ended August 31, 1997 increased by $9,080 to $407,969 from $398,889 for the year ended August 31, 1996. This increase was primarily due to an increase of indebtedness of the Company.

      Net Rental Income for the year ended August 31, 1997 increased by $84,039 to $502,517 from $418,478 for the year ended August 31, 1996. The increase was due to increased gasoline station and other rental income of $14,039 and the recovery of bad debt previously written-off of additional rents due under a third party lease agreement of approximately $70,400.

      Royalty Expense for the year ended August 31, 1997 decreased by $64,333 to $31,769 from $96,102 for the year ended August 31, 1996. The increase is primarily due to the expense associated with the warrants issued to ATI in exchange for use of the trademark "ATI."

      Other Income for the year ended August 31, 1997 increased by $75,408 to $114,343 from $38,935 for the year ended August 31, 1996. This increase is due to rebates earned from available program connected to gasoline purchases.

      Gain on the sale of asset for the year ended August 31, 1997 increased by $175,667. The increase was due to the sale of the retail fuel oil customer list of Rockland Fuel Oil, Inc., a wholly-owned subsidiary of HQ Propane ("Rockland")., to an independent third party distributor.

      Income Tax Expense for the year ended August 31, 1997 decreased by $102,696 to $ -0- from $102,696 for the year ended August 31, 1996. The decrease is primarily atributable to the company reporting a net loss.

Liquidity and Capital Resources

      Management believes that the Company's diversified business operations and continued growth will result in increased sales revenues and gross profits (subject, of course, to the effects of price increases which are not sufficiently passed through to the customers as referenced below) and result in greater amounts of working capital being generated from operations. However, the Company's acquisition of the customer list and certain other assets of Dino Oil has significantly increased the Company's working capital requirements due to increased gasoline purchase requirements, increases in accounts receivable, and increased operating expenses (including salary expense). Additionally, rises in the cost of petroleum products by as much as 50%, as well as expenditures relating to the rebuilding of certain of the Company's gasoline stations and certain other capital expenditures, have further increased the Company's working capital requirements and have adversely affected the Company's ability to meet the same. Though management has recently seen the cost of petroleum products declining, there can be no assurance as to the extent to which this will continue. As a result, without additional financing, there can be no assurance that the Company will be able to meet its cash requirements for the next twelve months. If it cannot do so, the Company will be forced to scale back its operations. The Company will continue to pursue additional financing from a lending facility or an offering of its securities to enable the Company to meet such cash requirements and to accomplish growth through acquisition which the Company is actively pursuing. There can be no assurance that the financing will occur or that the Company can find a suitable acquisition in the foreseeable future.

      HQ Gasoline will have to invest approximately $325,000 over the next eleven months in order to meet Federal EPA and State Regulations for underground storage tanks by December 1998. Through August 31, 1997, the mandatory requirements for six locations of the Company's 25 locations have been completed.

      In addition the Company plans to rebuild 10 of 25 gasoline stations which will generally require $20,000 to $550,000 per location for an aggregate of $1,600,000 (inclusive of the environmental upgrades referenced above). The rebuilds will be phased in over two years in order to minimize volume losses due to "downtime" encountered while each station location is under construction.

      Capital expenditures for the year ended August 31, 1997 were $1,214,031. Included in this amount were expenditures for propane and other equipment, improvement to gas stations and the terminal facility, and improvements and/or purchases of trucks and auto totaling $511,032, and leaseholds totaling $703,000.

      On June 8, 1995 the Company acquired all of the capital stock of White Plains Fuel, Inc. in an exchange of stock valued at $1,008,128. The stockholders of White Plains Fuel, Inc. received 168,020 shares of newly created Series A - 7.5% Cumulative Convertible Redeemable preferred Stock of the Company (the "Series A Preferred Stock"). On various dates throughout the 1997 and 1996 fiscal year, the Company declared dividends of the Series A Preferred for $.45 per share totaling $75,609 in each such year. The fuel oil business of White Plains Fuel, Inc. is conducted by a third party operator under the terms of a four (4) year lease under which HQ Propane receives annual rental income of $288,000.

      On September 5, 1996, the Company acquired the customer list of Dino Oil, Inc. in exchange for 200,000 shares of the Company's Common Stock at $1.25 per share and $100,000 cash. The acquisition was accounted for as a purchase and resulted in the recognition of a customer list in the amount of $350,000. Subsequent to the September 5, 1996 acquisition, the Company acquired 4 trucks of Dino Oil at a fair market value of $166,226. This amount was financed through a capital lease.

        On June 10, 1997, A. Tarricone, Inc. ("ATI"), the former parent of the Company's operating subsidiaries and divisions (ATI is wholly-owned by Claire E.Tarricone, Anthony J.Tarricone and Joseph A.Tarricone, the Company's directors and principal executive officers), filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. In connection with the bankruptcy proceeding, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under a receivable from ATI in the amount of $3,877,563 and pre-petition liens on certain leasehold interests. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referenced as "A. Tarricone, Inc., 97B21488." The Company has determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding. If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected. The Company is pursuing all appropriate avenues to protect its interests in this regard. However, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, that all or any portion of such indebtedness will be repaid to the Company or that the Company will otherwise be successful in protecting its interests. In this regard, management has elected to write-off, and has taken as a charge against earnings as a bad debt expense, the entire amount of the receivable due from ATI at June 10, 1997, i.e.,$3,877,563. Additionally, all executory contracts between ATI and the Company are susceptible to rejection, at the election of ATI, under the applicable provisions of the Code. Furthermore, any transfers from ATI to the Company on account of antecedent debt (of ATI to the Company)during the one-year period prior to the date of filing of ATI's voluntary petition may be subject to avoidance under the applicable provisions of the Code. The occurrence of any such circumstances may have a material adverse effect on the Company.

      On December 31, 1996, the Company entered into an agreement with a third party distributor to lease four (4) gasoline stations for a period of 10 years with an option for renewal. The distributor prepaid the Company $149,000 for the first year of rental expense and the Company is carrying $67,968 as deferred income. Simultaneously, the Company terminated the previous third party agreement for $192,907 which resulted in a note receivable and additional rental income of approximately $70,400.

      On May 16, 1997, the Company entered into an agreement for the sale of the retail fuel oil customer list of Rockland to an independent third party distributor. The terms of the sale were $200,000 at closing, $200,000 on the first anniversary, and $127,000 on the second anniversary, with interest on outstanding amounts at a rate of 6% per annum. The Company is recording this sale on an installment basis and has recognized a gain of $175,667 in the year ended August 31, 1997 financial statements.

      During the quarter ended February 28, 1997, the Company issued for certain consulting services 400,000 five (5) year warrants dated 2/27/97 at $.41 per warrant exercise price (for the year ended August 31, 1997, 85,000 of these warrants were exercised), 100,000 five (5) year warrants (10,000 dated 11/04/96, and 90,000 dated 2/18/97) at $.3125 per warrant exercise price, and 15,000 five
(5) year warrants dated 11/05/96 at $1.00 per warrant exercise price.

      On June 9, 1997, the Company obtained a one-year revolving credit facility in the maximum principal amount of $1,000,000. The maturity date has been extended to September 4, 1998. Interest accrues on outstanding balances at the prime rate plus 10% per annum, subject to a minimum of 17% per annum and until June 1, 1998, at which time minimum will increase to 20% per annum. The credit facility is secured by a security interest in all of the Company's accounts receivables, general intangibles, contract rights and inventory, as well as by the guarantees of Claire E. Tarricone, Joseph A. Tarricone and Anthony J. Tarricone. As of August 31,1997, the outstanding principal balance was $715,000.

      On September 24, 1997, the Company, Claire E. Tarricone, Anthony J. Tarricone and Joseph A. Tarricone and Infinity Investors Limited ("Infinity") entered into a certain Restructuring Agreement (the "Restructuring Agreement). Under the terms of the Restructuring Agreement, Infinity agreed to exchange 77,419 shares of Series B Preferred Stock in the Company and all accrued and unpaid dividends on the outstanding shares of Series B Preferred Stock for the Company's Subordinated Promissory Note in the principal amount of $600,000 (the "Note"). The Note accrues interest at 12% per annum compounded quarterly through September 24, 1999 and accrues simple interest at 12% per annum after September 24, 1999. The note matures on September 24, 2002, although the Company is required to make mandatory prepayment upon the occurrence of certain events. The terms of the balance of the 560,126 shares of Series B Preferred Stock owned by Infinity were amended to provide, among other things, for (i) a fixed conversion price of $2.00 per share of Series B Preferred Stock, (ii) the removal of certain limitations on the rights of holders of the Series B Preferred Stock to convert those shares into the Company's Common Stock, and (iii) an increase in the dividend rate of the Series B Preferred Stock to 12% from 8% per annum. The Company also agreed to register such shares of Common Stock. In connection with the execution and delivery of the Restructuring Agreement, Infinity granted to Elizabeth Mandel ("Mandel") an option to purchase all of the Shares. Under the terms of the option, Mandel has the option to acquire all of the shares for a price of $2.00 per share until the 18- month anniversary of the effective date of the registration statement relating to the above-referenced registration (the "Effective Date"), subject to earlier termination in the event that Mandel fails to purchase at least an aggregate of 250,000 Shares on or prior to the 90th day following the Effective Date and an aggregate of 400,000 Shares on or prior to the last day of each succeeding 90 day period commencing 90 days after the Effective Date.


      The Company had a working capital deficiency of $1,131,017 and a ratio of current assets to current liabilities of approximately .71% or 1:1.41 as at August 31, 1997.

      There was no significant impact on the Company's operations as a result of inflation during fiscal 1995, fiscal 1996, and fiscal 1997.

Inflation

      There was no significant impact on the Company's operations as a result of inflation during fiscal 1996 and fiscal 1997.

Year 2000 Computer Software Conversions

      The Company relies on numerous computer programs in its day to day business. Older computer programs use only two digits to identify a year in its date field. As a result, when the Company has to identify the year 2000, the computer will think it means the year 1900 and the operation attempting to be performed may fail or crash thus resulting in the potential interference in the operations of the Company's business. The Company has formulated plans to safeguard against the Year 2000 conversion problem. The cost of the implementation of the Year 2000 safeguards will not be material to the Company.

New Accounting Standards

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS#128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings (loss) per share and to restate all prior periods. Under the new requirements for calculating basic earnings (loss) per share, the dilutive effect of stock options will be excluded. The Company does not expect the impact on the earnings (loss) per share to be material.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company, including the notes thereto, together with the independent auditors' report, are presented beginning on page F-2.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information required by this item was reported by the Company in its Current Reports on Form 8-K filed with the SEC on December 1, 1997 and December 9, 1997.

                               PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT.

                              MANAGEMENT

The names and ages of the directors and executive officers of the Company are as follows:

Name                     Age            Position with the Company
----                     ---            -------------------------

Claire E. Tarricone      41             President and Director

Anthony J. Tarricone     36             Vice President, Secretary and Director

Joseph A. Tarricone      35             Vice President, Treasurer and Director

Edwin Goldwasser         65             Director

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

      Joseph A. Tarricone has been Vice President,Treasurer and a Director of the Company since July 27, 1993. Mr. Tarricone has been Vice President,Treasurer and a Director of HQ Propane and Rockland Fuel since November 1992. From 1990 until 1992, Mr. Tarricone was sales manager for HQ Propane and ATI, responsible for the development of commercial gasoline and diesel fuel sales for HQ Terminal and ATI. From 1988 to 1993, Mr. Tarricone served as President of Energy Technology Services, Inc., an energy use and planning consulting firm.

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

      Claire Tarricone, Anthony Tarricone and Joseph Tarricone are siblings.

      All Directors hold office until the next annual meeting of the shareholders and the election and qualification of their successors. Directors currently receive no compensation for serving on the Board of Directors. No Director received any cash compensation for serving as a Director of the Company during the past fiscal year. Officers of the Company are appointed annually by the Board of Directors.

      As permitted under Nevada law, the Company's Articles of Incorporation eliminates the personal liability of the Directors to the Company or any of its shareholders for damages for breaches of their fiduciary duty as Directors. As a result of such provisions, shareholders may be unable to recover damages against Directors for actions taken by them which constitute negligence or gross negligence or that are in violation of their fiduciary duty. The inclusion of this provision in the Company's Articles of Incorporation may reduce the likelihood of derivative litigation against directors and other types of shareholder litigation.

      The directors and executive officers of the Company and the owners of more than ten percent (10%) of the Company's outstanding Common Stock are required to file reports with the Securities and Exchange Commission and with NASDAQ reporting changes in the number of shares of the Company's Common Stock beneficially owned by them. Such persons are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met during fiscal 1996 and 1997, except that Claire Tarricone, Anthony Tarricone and Joseph Tarricone filed one report after the applicable filing deadline.

ITEM 10.     EXECUTIVE COMPENSATION

Summary Compensation

      The following table shows, as to the Chief Executive Officer and each of the other executive officers whose salary plus bonus exceeded $100,000, information concerning compensation paid for service to the Company in all capacities during the fiscal year ended August 31, 1997, as well as total compensation paid to each such individual for the Company's two previous fiscal years (to the extent that such person was the Chief Executive officers and/or an executive officer, as the case may be, during any part of such fiscal year):

                           Summary Compensation Table
                         --------------------------
                                                            Long Term
                               Annual Compensation      Compensation Awards
                               -------------------      -------------------
Name and Principal             Fiscal      Other Annual   Restricted  Options
Position (1)           Year  Salary/Bonus Compensation(2) Stock Awards SARs(#)
                       ----  ------------ --------------- ----------- -------
Claire E. Tarricone    1997    $54,600       $9,297                   420,000(3)
President              1996     54,600       15,034                  100,000 (3)
                       1995     54,600        6,931

      (1) The Company does not have any executive officers whose compensation exceeded $100,000 during the applicable fiscal periods.

      (2) Represents amount payable under Ms. Tarricone's employment agreement with the Company for certain insurance premiums and for taxes resulting from such additional compensation.

      (3) Reflects the grant of options under the Company's 1996 Stock Incentive Plan, which options are not intended to qualify as "incentive stock options" under Section 422 of the United States Internal Revenue Code of 1986, as amended and which options are exercisable for a price of $4.50 per share of the company's common stock, par value $.001 per share. The 100,000 options were canceled on November 14, 1996 in favor of the grant of 400,000 new options to Ms. Tarricone, which options (a) were not granted under the aforesaid plan, (b) are not intended to qualify as "incentive stock options" under Section 422 of the United States Internal Revenue Code of 1986, as amended, and (c) are exercisable for a price of $.3125 per share of the Company's common stock, par value $.001 per share. In addition, on August 12, 1997, Ms. Tarricone was granted 20,000 options under the plan with an exercise price of $0.63 per share.

      The Board of Directors of the Company voted to adopt the Company's 1996 Stock Incentive Plan (the "Plan") on January 10, 1996, subject to shareholder approval. The shareholders of the Company approved of the Plan on April 22, 1996. The Plan was amended by the Board of Directors effective December 1,1996. The Plan gives the Company the flexibility to enable it to obtain and retain the continued services of the personnel necessary for its growth and development. The Plan provides, among other things, for the granting of options to acquire up to 650,000 shares of the Company's common stock, $.001 per value per share. Such options may qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended, or as non-qualified options.

      The Company does not presently maintain any other stock option or other stock or long-term compensatory plan for its employees.

Employee Agreements

      The Company has entered into five year Employment Agreements with each of Claire E. Tarricone, Anthony Tarricone and Joseph Tarricone. The Employment Agreements automatically extend for an additional one year at the end of each year of the term unless either party notifies the other of his, her or its election not to so further extend the term. The employment contracts which became effective on August 5, 1993, provide for annual salaries to such individuals of (i) $100,000, $75,000 and $75,000 in years one and two, respectively, (ii) $125,000, $100,000 and $100,000 in years three and four, respectively, (iii) $150,000 , $125,000 and $125,000 in year five, respectively. Each of the Tarricone's has waived her or his rights (as the case may be) to any unpaid annual salary (in excess of $54,600, $60,000 and $60,000, respectively) attributable to the fiscal years ending August 31, 1994, August 31, 1995, August 31, 1996, August 31, 1997 and August 31, 1998. After the fifth year the Employment Agreements provide that the base salary of such individuals will increase by an amount equal to the greater of 15% or the annual percentage increase if any, in the Consumer Price Index distributed by the United States Department of Labor. Under such Employment Agreements, each of the foregoing persons must devote substantially all of his or her time to the Company; provided, however, that such person is entitled to be engaged as an employee by ATI. The Employment Agreements are terminated by the Company on 60 days notice for "cause" or if any of the Tarricone's have become so incapacitated that they are unable to resume,within the ensuing 540 days, their respective employment with the Company by reasons of physical or mental illness or injury, or is any shall not have substantially performed their duties for 540 consecutive days by reason of any such physical or mental illness.

      Each of the Tarricone's will be entitled to terminate his or her employment and receive a severance payment equal to 2.99 times his or her base salary at the time of termination upon (i) the acquisition of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities in a transaction to which any of the Tarricone's does not consent. (ii) the future disposition by the Company of all or substantially all of its business and/or assets in a transaction to which any of the Tarricone's does not consent, (iii) the occurrence of any circumstance which, in the reasonable judgment of any of the Tarricone's has the effect of significantly reducing their duties or authority, (iv) the breach by the Company of its material obligations under the Employment Agreement or (v) the termination of the Employment Agreement by the Company for any reason other than for cause or by mutual agreement of the Company and any of the Tarricone's. Additionally, upon termination, each of the Tarricone's would receive (a) the estimated amount which would have been payable to each pursuant to any bonus pool established by the Company for the fiscal year during which such termination occurred; (b) health, accident, life and disability insurance for the longer of one (10) year or the balance of the Employment Agreement; and (c) immediate rights to exercise any stock options granted, regardless of whether such options were exercisable at the time of termination.

      Each of the Employee Agreements contains a covenant not to compete with the Company or solicit its customers or employees for a period of one (1) year after the employment of any of the Tarricone's is terminated, provided that such person is entitled to be engaged as an employee by ATI.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT

Principal Stockholders

      The following table sets forth information regarding ownership of the Company's voting securities as of October 5, 1997 by (a) each person known by the Company to beneficially own more than five percent (5%0 of any class of the Company's voting securities, (b) each Director of the Company and (c) all Directors and Officers of the Company as a group. Except as otherwise indicated, the named person has sole voting and investment power with respect to such person's shares.

Name and Address of     Title of     No.of Shares   Percentage of   General
Beneficial Owner         Class          Owned      Class Owned (1) Voting Power
------------------      --------     ------------  --------------- ------------
Claire E. Tarricone   Common Stock   1,221,609(3)    23.85%(3)      23.09%(3)
33 Hubbells Drive
Mt. Kisco, NY 10549

Anthony J. Tarricone  Common Stock   1,221,608(4)    24.33%(4)      23.54%(4)
33 Hubbells Drive
Mt. Kisco, NY 10549

Joseph A.Tarricone    Common Stock   1,221,608(5)    24.33%(5)      23.54%(5)
33 Hubbells Drive
Mt. Kisco, NY 10549

Alan Cianflone        Series A          84,010       50.0%           1.8%
42 Virginia Lane      Cumulative
Thornwood, NY 10549   Convertible
                      Redeemable
                      Preferred Stock

Jack Troccolie        Series A          84,010       50.0%           1.8%
42 Virginia Lane      Cumulative
Thornwood, NY 10549   Convertible
                      Redeemable
                      Preferred Stock

Infinity Investors, Ltd. Series B      560,126(6)   100.0%           40.33%(6)
42 Virginia Lane      Cumulative
Thornwood, NY 10549   Convertible
                      Redeemable
                      Preferred Stock

Elizabeth R. Mandel   Common Stock   2,170,488       32.42%(7)       31.63%(7)
885 Araphoe Avenue
Boulder, CO 80302

Laurence Hughes       Common Stock     420,000        8.854%(8)       8.851%(8)
49 Mountain Road
Pleasantville, NY 10570

Edwin Goldwasser      Common Stock         -0-             (9)            (9)
7616 Mansfield Hollow Drive
Delray Beach, Florida 33446

All Executive Officers and
Directors as a group(4 persons)      3,308,275      57.42%          55.79%

      (1) Based upon 4,523,601 shares of Common Stock outstanding as of December 29, 1997.

      (2) Based on 4,523,601 common and 168,020 Series A Cumulative Convertible Redeemable Preferred Shares outstanding as of December 29, 1997. Each of the 168,020 shares of Series A Cumulative Convertible Redeemable Preferred Stock is entitled to vote, together with the holders of the Company's Common stock, based upon the number of shares of Common Stock into which such shares are convertible.

      (3) Includes 420,000 shares of Common Stock that may be purchased pursuant to presently exercisable stock options and 178,275 shares of Common Stock that may be purchased by ATI pursuant to certain warrants held by ATI and as to which Ms. Tarricone has an indirect beneficial interest through her ownership of one third of ATI. Ms. Tarricone disclaims beneficial ownership as to two-thirds of such 178,275 shares, which disclaimed amount correlates to the aggregate ownership percentage in ATI held by Anthony J. Tarricone and Joseph A.
      Tarricone.

      (4) Includes 320,000 shares of Common Stock that may be purchased pursuant to presently exercisable stock options and 178,275 shares of Common Stock that may be purchased by ATI pursuant to certain warrants held by ATI and as to which Mr. Tarricone has an indirect beneficial interest through his ownership of one third of ATI. Mr. Tarricone disclaims beneficial ownership as to two-thirds of such 178,275 shares, which disclaimed amount correlates to the aggregate ownership percentage in ATI held by Anthony J. Tarricone and Claire E.
      Tarricone.

      (5) Includes 320,000 shares of Common Stock that may be purchased pursuant to presently exercisable stock options and 178,275 shares of Common Stock that may be purchased by ATI pursuant to certain warrants held by ATI and as to which Mr. Tarricone has an indirect beneficial interest through his ownership of one third of ATI. Mr. Tarricone disclaims beneficial ownership as to two-thirds of such 178,275 shares, which disclaimed amount correlates to the Tarricone and Claire E. Tarricone.

      (6) The Series B Cumulative Convertible Redeemable Preferred Stock is convertible into 2,170,488 shares of Common Stock. Additionally, Infinity has the right under the Restructuring Agreement to acquire an additional 1,000,000 options from the Tarricones if certain conditions are not met.

      (7)  Includes   option  to  purchase  all  of  the  Shares  from  Infinity exercisable within 60 days.

      (8) Includes 220,000 shares of Common Stock that may be purchased pursuant to presently exercisable stock options.

      (9 ) Less than one percent.

----------------------------------------

      As of December 29, 1997, 1,907,961 shares of Common Stock (approximately 42.18% of the outstanding Common Stock) were owned of record by Cede & Co., a nominee of the Depository Trust Company. The Company has been advised by each of the firms which Cede & Co. indicates own more than 5% of the Common Stock that, except as set forth above, as of the most recent practical date it did not hold more than 5% of the Company's outstanding voting securities for any single person or, to its knowledge, any group.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On December 7, 1992, ATI distributed all of the capital stock of HQ Propane to its sole shareholders Claire E. Tarricone, Anthony Tarricone and Joseph Tarricone. Simultaneously with the distribution, ATI transferred the assets of the HQ Terminal division and all of the outstanding capital stock of Rockland to HQ Propane in partial satisfaction of ATI's indebtedness to HQ Propane of $4,200,000 previously incurred by ATI in order to provide certain capital improvements and additional working capital. The appraised fair market value of the assets transferred by ATI to HQ Propane was $2,200,000. However, the transaction was recorded at ATI's book value.

      ATI's indebtedness to the Company is evidenced by a 6% Promissory Note, dated August 31, 1993, with accrued interest and principal due on August 31, 1998 (the "ATI Note"), the balance of which aggregated to $3,877,563 on August 31, 1997. On February 28, 1995 and July 31, 1995, ATI granted/transferred 8 station leaseholds and 1 fee property having an appraised fair market value of $5,760,000 and 2 station leaseholds and 2 twenty year station leasehold extensions for $985,000 respectively as partial satisfaction of the ATI note. The fee property was granted/transferred to the company subject to two mortgages payable in the amounts of $140,999 and $496,177. A former director of one of the entities holding a mortgage, Don Guarnieri, was formerly a director of the Company. On November 30, 1995 and March 22, 1996, ATI granted/transferred 2 station leaseholds having an appraised fair market value of $1,365,000 in partial satisfaction of the ATI Note. On November 29, 1996 and February 28, 1997, ATI granted/transferred 4 additional leaseholds having an appraised fair market value of $690,000 in partial satisfaction of the ATI Note.
See "Risk Factors -- ATI Bankruptcy."

         On June 10, 1997, A. Tarricone, Inc. ("ATI"), the former parent of the Company's operating subsidiaries and divisions (ATI is wholly-owned by Claire E.Tarricone, Anthony J.Tarricone and Joseph A.Tarricone, the Company's directors and principal executive officers), filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. In connection with the bankruptcy proceeding, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under a receivable from ATI in the amount of $3,877,563 and pre-petition liens on certain leasehold interests. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referenced as "A. Tarricone, Inc., 97B21488." The Company has determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding. If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected. The Company is pursuing all appropriate avenues to protect its interests in this regard. However, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, that all or any portion of such indebtedness will be repaid to the Company or that the Company will otherwise be successful in protecting its interests. In this regard, management has elected to write-off, and has taken as a charge against earnings as a bad debt expense, the entire amount of the receivable due from ATI at June 10, 1997, i.e.,$3,877,563. Additionally, all executory contracts between ATI and the Company are susceptible to rejection, at the election of ATI, under the applicable provisions of the Code. Furthermore, any transfers from ATI to the Company on account of antecedent debt (of ATI to the Company)during the one-year period prior to the date of filing of ATI's voluntary petition may be subject to avoidance under the applicable provisions of the Code. The occurrence of any such circumstances may have a material adverse effect on the Company.

      In December 1992, HQ Propane entered into a management agreement with ATI pursuant to which ATI furnishes clerical, administrative, accounting, payroll and insurance services to HQ Propane. ATI receives a fee of $30,000 per month for its services. The management agreement expires on August 31, 1998. Further HQ Propane entered into agreements with ATI under which it leased the 21 of the service stations comprising its HQ Gasoline Division from ATI until August 31, 1998 and paid rent for the service stations in the approximate amount of $54,000 per month. Additionally, until March 5, 1996 the Company was paying to ATI a license fee of $.01 per gallon of gasoline and diesel fuel sold for the rights to use the "ATI" trademark. The Company currently leases 9 service stations from ATI at a reduced rent payment in the approximate amount of $19,000 per month.

      On March 5, 1996, the Company issued warrants to purchase 297,125 shares of the Company's common stock to ATI in exchange for the Company's exclusive right to use the "ATI" trademark. The exercise price of the warrants is equal to the lessor of $4.30 per share or a 40% discount to the average closing bid price. The average closing bid price is calculated based on the average of the closing bid prices of the Company's Common Stock as reported by the NASDAQ Small Cap stock market for the five trading days immediately preceding the date of the exercise of the warrant. The warrants provide that 59,425 were immediately vested on March 5, 1996, an additional 59,425 vested on March 5, 1997, and the balance become vested in threee equal annual installments. The market price at issuance was $4.30 per share. In consideration of the issuance of such warrants, the Company is no longer required to pay the license fee of $.01 per gallon for gasoline station sales.

      HQ Propane cannot operate its principal terminal facility until such time as the pending applications for a terminal operator's license and diesel license from the State of New York have been approved. Accordingly, ATI has continued to operate the terminal facility on behalf of HQ Propane. Upon the issuance of such licenses, HQ Propane will assume operations of its facilities directly. ATI also supplies the Company's operating divisions with fuel oil and diesel fuel, and previously supplied the Company with gasoline, at ATI's cost plus one quarter of one cent ($.0025) per gallon purchased, which aggregated $51,112 during fiscal year ended August 31, 1994; $42,494 during fiscal year ended August 31, 1995; $38,671 during the fiscal year ended August 31, 1996; and $22,500 during the fiscal year ended August 31, 1997.

      The Company has outstanding certain promissory notes in the aggregate principal amount of $317,000 issued in connection with a private placement of 165,000 shares of Common Stock of the Company ("Bridge Notes"). Interest on the Bridge Notes payable quarterly at a rate of 8% per annum, and payment of principal thereof was tied to the exercise of the Company's 1,600,000 Class A and 1,600,000 Class B Redeemable Warrants (the "Warrants") which were issued, and subsequently redeemed, by the Company. In light of the Company's redemption of its outstanding Warrants, it is unclear when its obligation to make principal payments on the outstanding Bridge Notes will come due. However, the Company acknowledges an obligation to make principal payments on the Bridge Notes and continues to maintain such obligation on its balance sheet. Don Guarnieri, a former Director of the Company, purchased one unit in connection with such private placement, which unit was comprised of a $25,000 promissory note from the Company and 8,250 shares of the Company's common stock.

      Claire, Anthony and Joseph Tarricone are also parties to a Buy/Sell Agreement pursuant to which, upon the death or disability of any of them, the non-deceased or non-disabled shareholders are required to purchase the shares of the Company owned by the deceased or disabled shareholder for a price equal to the fair market value of such shares. Each of the Tarricone's holds a $3,000,000 insurance policy on the life of the others to partially fund the buyout of the shares upon death. In addition, the Tarricone's have $1,000,000 of disability buyout insurance which will fund the buyout of such shares in the event of permanent disability. In the event that the proceeds of such insurance policies are insufficient to pay the full price for such shares, the balance of the purchase price for the shares will be paid over a ten year period.

      On August 30, 1996, Claire Tarricone loaned to the Company $80,000, with interest at 8% per annum, payable demand at any time on or after September 1, 1998. At various times since then, certain related parties have loaned to the Company an aggregate of $359,280 non interest bearing, payable on demand at anytime on or after September 1, 1998.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PAGE(S)
Halstead Energy Corp. and Subsidiaries


      Independent Auditors'Report...............................F-2 - F-3

      Consolidated Financial Statements:

          Consolidated Balance Sheet as of
             August 31, 1997....................................F-4 - F-5

          Consolidated Statements of Operations for
             the years ended August 31, 1997 and
             1996...............................................F-6

          Consolidated Statements of Stockholders'
             Equity for the years ended August 31,
             1997 and 1996......................................F-7

          Consolidated Statements of Cash Flows for
             the years ended August 31, 1997 and
             1996...............................................F-8

          Notes to the Consolidated Financial
             Statements.........................................F-9 - F-18

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
Halstead Energy Corp.


      We have audited the accompanying consolidated balance sheet of Halstead Energy Corp. and subsidiaries as of August 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above presently fairly, in all material respects, the financial position of Halstead Energy Corp. and Subsidiaries as of August 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                    MAHONEY COHEN & COMPANY, CPA, P.C.



January 12, 1998

                     INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Halstead Energy Corp.

     We have audited the accompanying consolidated statements of operations. stockholders' equity and cash flows for the year ended August 31, 1996 of Halstead Energy Corp. and Subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     The August 31, 1996 consolidated statement of stockholders' equity has been restated to give effect to the transaction disclosed in Note 2 to the Financial Statements.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Halstead Energy Corp. and Subsidiaries for the year ended August 31, 1996 in conformity with generally accepted accounting principles.

                                        GOLDMAN & MURPHY, LLP

January 16, 1997

                HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            August 31, 1997

                              A S S E T S
CURRENT ASSETS
      Cash...............................................  $   63,295
      Accounts  Receivable - Trade,  Net of Allowance
        for Doubtful  Accounts of $110,000 (Note 7)......   1,048,464
      Inventories  (Notes 1D and 7)......................     168,930
      Notes Receivable (Note 5)..........................     230,000
      Note Receivable - Related Party (Note 6)...........     578,848
      Prepaid Expenses and Other Current Assets (Note 3).     615,823
      Deferred Tax Asset (Note 8)........................      45,000
                                                            ---------
           TOTAL CURRENT ASSETS..........................   2,750,360


PROPERTY, PLANT AND EQUIPMENT - NET (Notes 4 and 7)        12,173,547

OTHER ASSETS
      Deferred Tax Asset (Note 8)........................      337,000
      Notes Receivable - Net of Current Portion (Note 5).      337,765
      Intangible Assets - Net (Notes 1G and 7)...........    1,480,593
      Deposits...........................................        2,045
                                                            ----------
           TOTAL OTHER ASSETS............................    2,157,403
                                                            ----------
           TOTAL ASSETS..................................  $17,081,310
                                                           ===========



                          See Accompanying Notes

                HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            AUGUST 31,1997

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Cash Overdraft.................................      $     98,475
      Accounts Payable -Trade........................         1,789,718
      Notes Payable (Note 7).........................           500,000
      Current Portion of Long-Term Debt (Note 7).....           441,401
      Deferred Revenue...............................           675,146
      Accrued Expenses and Other Current Liabilities.           376,637
                                                            -----------
      TOTAL CURRENT LIABILITIES......................         3,881,377


Long-Term Debt - Net of Current Portion (Note 7).....         2,964,772

Security Deposits Payable............................           237,806
Due to Related Parties (Note 6)......................           359,280
                                                            -----------
      TOTAL LONG TERM LIABILITIES....................         3,561,858

Preferred Stock, $.001 Par Value, 168,020 Shares
    Authorized-Series A 7.5% Cumulative Convertible
    Redeemable 168,020 Shares Issued and Outstanding
    ($1,008,120 aggregate liquidation preference)(Note 12)          168
Paid-In Capital:Preferred Stock .....................         1,064,001
                                                            -----------
                                                                       1,064,169
                                                            ===========
COMMITMENTS AND CONTINGENCIES (NOTES 10 AND 11)

STOCKHOLDERS' EQUITY
     Prefeferred Stock,$.001  Par  Value,
       580,646 Shares Authorized Series B
       8.0%  Cumulative Convertible 567,085
       Shares Issued and  Outstanding
       ($4,394,909 aggregate iquidation
       preference) (Note 12)..........................              567
     Common Stock, $.001 Par Value, 50,000,000 Shares
     Authorized, 4,118,601 Issued and Outstanding.....            4,119
     Paid-in Capital:Preferred Stock..................        3,770,183
                     Common Stock ....................        5,773,015
     Accumulated Deficit..............................         (873,978)
     Subscription Receivable..........................         (100,000)
                                                             -----------
     TOTAL STOCKHOLDERS' EQUITY                               8,573,906
                                                            -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $17,081,310
                                                            ===========

                          See Accompanying Notes

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years Ended
                                                     August 31,

                                                    1997         1996
                                               -------------   ----------
Sales........................................ $  18,667,132   $15,312,260

Cost of Sales................................    14,677,380    10,734,200
                                              -------------    ----------

GROSS PROFIT.................................     3,989,752     4,578,060

OPERATING EXPENSES
  Selling, General and Administrative Expenses    4,122,851     3,240,926
  Management Fee, Related Party (Note 6)......      360,000       360,000
  Net Rental Income (Note 10).................     (502,517)     (418,478)
  Royalty Fee (Note 6)........................       31,769        96,102
  Gain on Sale of Asset.......................     (175,667)           -0-
  Depreciation and Amortization...............    1,287,674       717,884
  Bad Debt Expense (Note 6)...................    4,694,998        39,869
                                               ------------    ----------
      TOTAL OPERATING EXPENSES                    9,819,108     4,036,303
                                               ------------    ----------

      INCOME (LOSS) FROM OPERATIONS...........   (5,829,356)      541,757

OTHER INCOME (EXPENSES)
      Interest Income.........................        5,451       101,987
      Interest Expense........................     (407,969)     (398,889)
      Other Income............................      114,343        38,935
                                               ------------    ----------

      NET OTHER EXPENSES                           (288,175)     (257,967)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE          (6,117,531)      283,790

INCOME TAX EXPENSE (Note 8)                               0       102,696
                                               -------------   ----------
Net Income (Loss)                                (6,117,531)      181,094
Preferred Stock Dividends                          (429,393)     (164,308)
                                               -------------   -----------
Net Income (Loss) Applicable to Common Shares  $ (6,546,924)     $ 16,786
                                               =============   ===========

Net Income (Loss) Per Share................... $      (1.66)     $   0.00
                                               =============   ===========

Weighted Average Number of Common
      Shares Outstanding......................    3,949,479     3,416,743
                                               ============    ===========


                          See Accompanying Notes

               HALSTEAD ENERGY CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Retained
        Preferred Stock, Common Stock,     Paid     Earnings   Stock
           $.001 Par      $.001 Par        In     (Accumulated   Sub.  Total
         Issued Amount  Issued  Amount    Capital   Deficit)     Rec.  Equity
         ------ ------  ------  ------    -------  ---------   ------- ------

Balance at
August 31,
1995        0    $ 0    3,338,117  $ 3,338 $4,364,721 $5,215,906 $ 0 $9,583,965

Cash Dividends
 Declared
 Preferred,
 Series A  0       0            0        0          0    (75,610)  0   (75,610)

Cash Dividends
 Declared Preferred,
 Series B  0       0            0        0          0       (756)  0      (756)

Debentures
 Converted
 into Common
 Shares     0       0      104,647       105   363,740          0   0   363,845

Common Shares
 Issued    0       0        2,250         2    12,092          0   0    12,094

Preferred
 Stock
 Issued  580,646  580           0         0 4,499,420          0   0 4,500,000

Private Placement
 Costs     0       0            0         0  (625,246)         0   0  (625,246)

Conversion of
 Preferred
 Shares to
 Common
 Shares (8,400)   (8)       18,816       19       745          0   0       756

Conversion
 of Note
 Payable to
 Common
 Shares    0       0        27,510       28    46,398          0   0     46,426

Issuane of
 Stock
 Warrants  0       0             0        0   511,055          0   0    511,055

Net Income
 August 31,
 1996      0       0             0        0         0    181,094   0    181,094
        -----    -----      ------     ----   -------    -------  ---   -------
Balance at
 August 31,
 1996
 (as restated
 in 1997)
 (Note 2)572,246 572     3,491,340   3,492  9,172,925  5,320,634  0 14,497,623


Private
 Placement
 Costs    0         0             0       0     (5,151)        0   0     (5,151)


Cash
 Dividends
 Declared
 Preferred
 Series A 0         0             0       0          0   (75,610)  0   (75,610)

Cash
 Dividends
 Declared:
 Preferred,
 Series B 0         0             0       0          0    (1,471)  0    (1,471)

Common Shares
 issued to
 employees 0      $ 0        15,000    $ 15    $ 8,560     $  0   $0   $ 8,575

Common
 Shares
 issued for
 acquisition of
 customer
 list     0         0       200,000     200    249,800        0    0   250,000

Conversion
 of Preferred
 Shares and
 Unpaid
 Dividend
 to Common
 Shares (5,161)    (5)      162,261     162      1,314        0    0     1,471

Common Shares
 issued to
 employee 0         0       200,000     200     99,800        0(100,000)     0

Common Shares
 issued on
 Conversion of
 Options 0          0        50,000      50     15,950       0     0    16,000

Net (Loss)
 August 31,
 1997     0         0             0       0        0   (6,117,531) 0 (6,117,531)
        -----    ------      -------  -------  -------  --------  --- ---------
Balance
 at August 31,
 1997 567,085   $567 4,118,601 $4,119 $9,543,198 ($873,978)($100,000)$8,573,906
      =======   ==== ========= ====== ==========  ========  ======== ==========













                          See Accompanying Notes

                HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW

                                                           YearEnded
                                                           August 31,
                                                        1997             1996
                                                   ----------     ----------
Cash Flows From Operating Activities:

      Net Income (Loss)........................      $(6,117,531)    $  181,094

      Adjustments to Reconcile Net Income (Loss)
       to Net Cash provided by Operating Activities:
      Depreciation and Amortization................    1,287,674        717,884
      Gain on the Sale of Customer List............     (175,667)             0
      Bad Debt Expense ............................    4,694,998         38,052
      Deferred Income Tax Expense..................      230,406        103,756
      Change in Operating Assets and Liabilities:
        Accounts Receivable........................      (82,646)      (316,771)
        Inventory..................................       82,520        (59,212)
        Prepaid Expenses and other Curent Assets...     (286,609)       (99,778)
        Accounts Payable, Accrued Expenses and Other
        Current Liabilities........................    1,310,307        (87,825)
        Deferred Revenue...........................      661,386           (444)
        Income Taxes Payable.......................            0       (157,133)
        Discount Deposits Payable..................            0         12,363
                                                       ---------     -----------

      Net Cash Provided by Operating Activities....    1,604,838        331,986

Cash Flows From Investing Activities:

      Net Proceeds From the Sale of Customer List..      175,667              0
      Intangible Assets............................      (72,067)       (84,235)
      Acquisition of Property and Equipment........     (263,907)    (1,922,013)
      Note Receivable..............................     (487,765)       (80,000)
      Advances to ATI..............................   (4,306,018)    (1,888,190)
      Repaymet of Notes Receivable ATI.............      360,000      1,725,000
      Security Deposits Payable....................      (21,752)        40,358
                                                       ---------     -----------
      Net Cash Used In Investing
        Activities                                    (4,615,842)    (2,209,080)

Cash Flows From Financing Activities:

      Increase (Decrease)in Cash Overdraft..........      98,475        (66,351)
      Net Proceeds from the Issuance of Common Stock      19,424      4,297,875
      Proceed from Short Term Borrowings............     715,000              0
      Proceeds from Long Term Debt Borrowing........     265,000              0
      Net Borrowing from Related Parties............     359,280              0
      Repayment of Long Term Debt...................    (288,744)      (296,590)
      Repayment of Stockholder'sLoan................     (80,000)        80,000
      Preferred Stock Dividends.....................     (75,610)       (76,366)

      Net Cash Provided by Financing Activities.....   1,012,825      3,938,568

      Net Increase (Decrease) In Cash and Cash
        Equivilents.................................  (1,998,179)     2,061,474


      Cash and Cash Equivelents at Beginning of Year   2,061,474              0

      Cash  and Cash Equivelents at End of Year.....  $   63,295   $  2,061,474
                                                      ----------    -----------

Supplemental Disclosure - Cash Paid During the Year For:
      Interest Expense..............................     407,969   $    361,931
                                                      ----------    -----------
      Income Taxes..................................       6,597   $    162,631
                                                      ----------    -----------

Supplemental Schedule of Non-cash Investing and Financing Activities:

                                                      1997            1996
                                                      ----            ----
      Acquisition of Leaseholds in Exchange for
        Repayment of Note Receivable ATI          $  690,000     $ 1,365,000
                                                  ----------     -----------
      Acquisition of Customer List in Exchange
        for Common Stock                          $  250,000     $         0
                                                  ----------     -----------
      Common Stock Issued in Exchange for Note
        Receivable                                $  100,000     $         0
                                                  ----------     -----------
      Acquisition of Trademark in Exchange for
        Warrants                                  $        0     $   511,055
                                                  ----------     -----------
      Acquisition of Equipment in Exchange for
        Note Payable                              $  260,124     $         0
                                                  ----------     -----------
      Common Stock Issued in Exchange for
        Unpaid Dividends                          $    1,471     $         0
                                                  ----------     -----------


                        See Accompanying Notes

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   Organization

      The Company is engaged in the retail sale of propane, propane equipment, fuel oil, gasoline and diesel fuel. Fuel oil, gasoline and diesel fuel are also sold to wholesalers. The Company also services propane and fuel oil heating equipment.

(B)   Principles of Consolidation

      The consolidated financial statements include the accounts of Halstead Energy Corp.(the "Company") and its wholly-owned subsidiaries, White Plains Fuel, Inc.,and Halstead Quinn Propane,Inc.("HQP"),and Rockland Fuel Oil, Inc.,a wholly-owned subsidiary of HQP (together the "Companies").All inter-company accounts have been eliminated.

(C)   Use of Estimates

      The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

(D)   Inventories

      Inventories, primarily finished petroleum products, are stated at the lower cost or market. A monthly moving average method is used for determining petroleum product costs. Other materials and supplies are valued at average cost.

(E)   Depreciation and Amortization

      Assets recorded under leaseholds are amortized on the straight-line method over the shorter of the term of the lease or the useful life of the related assets. Depreciation of property and equipment is computed by use of the straight-line method over their estimated useful lives. The useful lives are as follows:

      Buildings and improvements                10-30 years
      Equipment                                  3-20 years
      Furniture and fixtures                     3-10 years
      Vehicles                                   3-10 years

(F)   Impairment of Long-Lived Assets

      The Company periodically assesses the recoverability of the carrying amount of long-lived assets, including intangible assets. A loss is recognized when expected future cash flows (undiscounted and without interest) are less than the carrying amount of the asset. The impairment loss is determined as the difference by which the carrying amount of the asset exceeds it fair value.

(G)   Intangible Assets

      Intangible assets, consisting of customer lists and a trademark, are being amortized on a straight-line basis over 4 - 15 years, the period the Company expects to receive benefits. At August 31, 1997, intangible assets, net of accumulated amortization of $524,591, was $1,480,593.

(H)   Customer Credit Balances

      Customer credit balances, which is included in accrued expenses and other current liabilities, represent payments received from customers pursuant to a budget payment plan (whereby customers pay their estimated annual fuel charges on a fixed monthly basis) in excess of actual deliveries billed.

(I)   Income Taxes

      Deferred income taxes are provided for the effect of items which are reported for income tax purposes in year different from that in which they are recorded for financial sttement purposes.

(J)   Revenue Recognition

      Revenue is recognized at the time the products are shipped to and accepted by the customer either directly from the Company or a vendor, on drop shipments or from pick-up company facilities. Retail revenue is recognized when delivered to the customer. In connection with certain sales, when the related receivables are collectible over extended periods of time and collectibility is uncertain, profit is recognized under the installment method as receivables are collected.

(K)   Concentration of Credit Risk

      1.    Geographic Area

      Substantially   all  of  the  Company's   customers  are  located  in  the
      Westchester, Rockland, Putnam, Orange, Dutchess and Bronx Counties.

      2.     Major Vendors

      The Company purchases a majority of its gasoline and oil for its operations from five vendors (including ATI). Those vendors represent approximately 98% and 88% of total purchases for years ended August 31, 1997 and 1996. At August 31, 1997, these five vendors represented 39.8% of the accounts payable balance.

      3.     Accounts Receivable

      The Company performs ongoing credit evaluations of its customers and records reserves for potentially uncollectible accounts receivable,which are declared credit risks as determined by management.

      4.    Cash

      The companies maintain their cash in bank deposit accounts at high credit quality financial institutions. These amounts are insured up to the federally insured limits.

(L)   Environmental Costs

      The Company expenses, on a current basis, costs associated with managing hazardous substances and pollution in ongoing operations. The Company also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated.

(M)   Earnings (Loss)Per Share

      Earnings (loss) per share is computed by dividing net earnings (loss) less preferred dividends by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in earnings (loss) per share computations since their effect is anti-dilutive.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS#128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings Loss per share and to restate all prior periods. Under the new requirements for calculating basic earnings (loss) per share, the dilutive effect of stock options will be excluded. The Company does not expect the impact on the earnings per share to be material.


Note 2 - RESTATEMENT OF  CONSOLIDATED  STOCKHOLDERS'EQUITY

     The August 31,1996 consolidated stockholders'equity previously reported as $14,036,973 has been restated to reflect the recording of an intangible asset of $460,650 net of accumulated amortization relating to the acquisition of a trademark from ATI (see Note 6), which was recorded as a reduction to stockholders' equity in the year ended August 31, 1996. Accordingly, Stockholders equity has been restated at August 31, 1996 to $14,497,623.
                              F-11


Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid Expenses and other current assets consist of the following:



      Income Tax Refund Receivable              $241,000
      Prepaid Insurance                          182,262
      Miscellaneous                              192,561
                                               ---------

                TOTAL                           $615,823
                                               ---------
                                               ---------

Note 4 - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is stated at cost and consists of the following:



      Land                                     $    894,000
      Gas Station Leaseholds                      8,813,000
      Building and Improvements                   2,449,434
      Equipment                                   1,914,899
      Furniture and Fixtures                         83,587
      Vehicles                                    1,425,555
                                               ------------

                TOTAL                            15,580,475


      Less: Accumulated Depreciation             (3,406,928)

            NET                                 $12,173,547
                                                -----------
                                                -----------
NOTE 5 - NOTES RECEIVABLE

     Notes receivable consist of various notes relating to the sale of certain equipment, customer lists and issuance of common stock. These notes have interest rates ranging from 6% to 9% and are payable in monthly and annual installments through June 1, 2004.

NOTE 6 RELATED PARTY
     TRANSACTIONS

     (A) The Company has advanced funds to A. Tarricone, Inc. ("ATI") its former parent and brother-sister corporation with the same majority shareholders, for necessary and ordinary gasoline and diesel purchases. ATI is currently operating under Chapter 11 of the Federal Bankruptcy Laws.Such advances are secured by a first lien of 50% of all of the ATI's post-petition assets and a second lien on the balance of ATI's post petition assets.In addition, the Company reimburses ATI, under a management agreement expiring on August 31, 1998, for clerical, administrative, payroll and other costs incurred by ATI. Such management fee is accrued monthly and is recorded as a reduction of the amount due to ATI. For each of the years ended August 31, 1997 and 1996, the Company was charged $360,000 in connection with such expenses.

     (B) For the period September 1, 1995 through February 28, 1996, the Company paid ATI a royalty fee of $45,697 for the use of the ATI trademark. On March 1, 1996, the Company granted warrants to ATI for the purchase of its trademark which was valued at $511,055 (see Note 13). Amortization expense for the years ended August 31, 1997 and 1996 was $31,769 and $50,405, respectively.

     (C) For the year ended August 31, 1996, the Company paid ATI $38,671 for the storage of fuel oil at the terminals' operated by ATI.

     (D) Notes payable to stockholders and affiliated entities are non-interest bearing and are payable on demand at anytime on or after September 1, 1998.

     (E) During the year ended August 31, 1997,the Company acquired four gasoline station leaseholds from ATI(see Note 5)for $690,000(the leaseholds were valued by an independent appraiser). In consideration for the leaseholds, the Company forgave $690,000 of the note receivable from ATI.

     (F) During the year ending August 31, 1997, the Company made advances to ATI of $4,237,563 of which $360,000 was repaid and the remaining balance of $3,877,563 was written off as a bad debt. At August 31, 1997 the Company is owed $578,848, which is due on June 10, 1997.

Note 7- DEBT

      Short-term borrowings consists of the following:

          $500,000 revolving line of credit with a bank due
          5/17/98 with interest at 11.75%(3.25% above prime)(B)      $ 500,000
                                                                      --------
                                                                      --------

      Long-term debt consists of the following:

          $1,000,000,000  revolving  line of credit  with a
          bank originally due 6/8/98,which has been extended
          to September 4, 1998 with interest at 18.5% (10%
          above prime)(A)                                            $ 715,000

          Mortgage payable with interest at 9% and monthly principal and interest payments of $5,038 with a balloon payment of $378,359 due 1/16/01 (D) 452,064

          Mortgage payable with interest at 9.5% (1% above prime) and monthly principal payments of $2,800 with a balloon payment of $334,800 due 10/01/00(C) $ 435,600

          Mortgage payable with interest at 8.5% and monthly
          principal payments of $2,778 with a balloon payment
          of $333,333 due 5/17/99 (B)                                  391,667

          Notes  payable with interest at 8%, each note was to
          be repaid in full with accrued  interest  within ten
          days of the Company  effectuating a warrant conversion
          resulting in gross proceeds of at least $1,000,000.
          The warrant  conversion  never took place and,
          accordingly, there is no payment date and terms on the
          notes                                                        317,000

          Unsecured notes payable due on 7/1/01 and 8/31/02 with interest at 10% and 11% (2.5% above prime) and aggregate annual principal and interest payments of $60,400,through 7/1/01 with a final payment of $40,000 due on 8/31/02 265,849

          Mortgage with interest at 12.5% and monthly principal and interest payments of $1,704, with a balloon payment of $116,913 due 1/15/01 (D) 132,757

          Mortgage due 12/01/99 with interest at 9.5% (1% above
          prime) and monthly principal payments of $3,300 (C)           94,400

          Notes payable for equipment payable in various monthly principal and interest payments with interest ranging from 7.95%, to 12.3% and due dates ranging from 3/1/98 to 7/1/02, collateralized by equipment with a market value of approximately $698,000 601,836
                                                                    ----------
      Total                                                          3,406,173
      Less: Current Portion                                            441,401
                                                                    ----------
      Total Long-Term Debt                                          $2,964,772
                                                                    ----------
                                                                    ----------

A) The loan is secured by the Company's accounts receivable, inventories and intangible assets. Certain officers of the Company have personally guaranteed the loan.

(B) The loan is secured by a first mortgage on the Company's headquarters and terminal facility at Alexander Street. Certain officers of the Company have personally guaranteed the loan.

(C) The loan is secured by a second mortgage on the property noted in (B).

(D) Secured by a gas station with a book value of $700,000.

Aggregate principal payments for each of the next five years relating to long term debt are as follows:
                                   Year Ending
                                   August 31,
                                ------------
                                    1998        $   441,401
                                    1999          1,712,785
                                    2000            255,503
                                    2001            940,434
                                    2002             56,050
                                               ------------
                                                 $3,406,173
                                               ------------
                                               ------------
                              F-14

NOTE 8 - INCOME TAXES

      The following is a reconciliation of the expected federal income tax provision (benefit) and the actual provision (benefit) for income taxes:

                                                       1997            1996
                                                       ----            ----
      Expected tax (benefit) at statutory federal
         income tax rate of 34%                   ($2,079,961)      $  96,489

      State taxes, net of federal benefit            (363,256)         -----

      Net operating loss carry back                   241,000          -----

      Valuation Allowance                           2,128,000          -----

      Other                                            74,217           6,207
                                                    ---------        --------
                                                   $      -0-        $102,696
                                                    =========        ========

      Deferred income taxes are provided for the temporary differences between the financial statement and tax bases of the company's assets and liabilities .

      The components of deferred tax assets are as follows:

                                                                            1997
                                                           -----------
      Deferred Tax Assets:
        Current:
          Allowance for Doubtful Accounts                   $   45,000
                                                            ==========


        Non Current:
          Property Plant and Equipment                      $  337,000
          Net Operating Loss Carry forward                  $2,128,000
          Valuation Allowance                               (2,128,000)
                                                           -----------
          Total Non Current Deferred Asset                  $  337,000
                                                           ===========

     The Company has a net operating loss carry forward of approximately $5,100,000 for federal and New York State tax purposes, which will expire in the year ending August 31, 2012. The company will carry back approximately $710,000 of its net operating loss and has recognized an income tax receivable of $241,000 on the accompanying balance sheet. Management has established a valuation allowance of $2,128,000 for the year ended August 31, 1997.


NOTE 9 - FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, notes receivable and debt instruments. The carrying amount of cash and short-term instruments approximates their fair values because of the relatively short period of time between the origination of the instruments and their expected realization. The fair value of the Company's debt is based on the current market interest rates being paid, and as a result, it approximates fair value. The Company cannot estimate the fairvalue of the notes receivable and payable from its related parties due to the repayment terms.

NOTE 10 - OPERATING LEASES

     The Company leases gas stations and equipment under operating leases which expire at various dates through August 2013. The Company also sub-leases the above gas stations under operating leases which expire at various dates through January 2007.

      Minimum future rental payments and receipts under the operating leases as at August 31, 1997 are as follows:

      For the Year Ending         Lease           Sublease
            August 31,           Payments         Receipts              Net
      -------------------     -----------      -----------        ----------
            1998              $  868,100       $  841,000         $   27,100
            1999                 770,100          498,700            271,400
            2000                 775,300          396,400            378,900
            2001                 652,500          240,500            412,000
            2002                 370,900          145,200            225,700
         Thereafter            1,730,400          371,500          1,358,900
                              ----------       -----------        ----------
                              $5,167,300        $2,493,300        $2,674.000
                              ==========       ===========        ==========

     The rental payments under the leases are subject to annual cost of living increases. Net rental income credited to operations for the years ended August 31, 1997 and 1996 amounted to $502,517 and $568,052, respectively, inclusive of $288,000 of income relating to the rental of a customer list to a third party.
                                   F-15

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     (A)  Employment Agreements

     The Company has entered into employment agreements with its officers for a five year term ending on August 31, 1998. The remaining aggregate compensation to be paid for the year ending August 31, 1998 is $174,000.

     (B)  Licenses Pending

     HQP's principal terminal facility is currently operated by ATI pending approval of HQP's application with the State of New York for a terminal operator's and diesel motor fuel license, and the application of White Plains Fuel, Inc.("WPF") for their respective diesel motor fuel licenses. Management believes the Company has substantially completed all steps necessary to receive such licenses. However, these licenses have not yet been granted. Management is awaiting approval of these licenses, although there can be no assurances in this regard.

     (C) Litigation

     The Company has pending certain legal actions and claims incurred in the normal course of business and is actively pursuing the defense thereof. In the opinion of management these actions and claims are either without merit or are covered by insurance and will not have a material adverse effect on the Company's financial position.

NOTE 12 - PREFERRED STOCK

     A) The Company has 5,000,000 shares of Authorized Preferred Stock with a par value of $.001.

     B) The Company has issued Series A 7.5% Cumulative Convertible Redeemable Preferred Stock, $0.001 par value ("Series A Preferred Stock"). The holders of the outstanding shares of Series A Preferred Stock are entitled to the following:

          The Preferred Stock bears a cumulative cash dividend rate of $0.45 per annum, payable quarterly, when, and if declared by the Board of Directors of the Company. The Preferred Stock becomes convertible after June 8, 1998 into shares of Common Stock at a conversion rate of one share of Common Stock for each share of Preferred Stock subject to adjustment in certain events.

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

          Each share of Preferred Stock shall entitle its holder to a number of votes equal to the number of shares of Common Stock (including fractional shares) that such share would be converted into,if it were so converted, as of the close of business on the day immediately prior to the date of such vote, and with respect to such votes, a holder of shares of Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of a holder of shares of Common Stock, and shall be entitled to a notice of any stockholders' meeting in accordance with the Bylaws of the Company and shall be entitled to vote with holders of Common Stock together as a single class.

                                      F-16

     C) The Company has issued Series B, 8.0% cumulative, convertible, Preferred Stock, $0.001 par value ("Series B Preferred Stock" - see Note 15). The holders of the outstanding shares of Series B Preferred Stock are entitled to the following:

          The Preferred Stock bears a cumulative cash dividend rate of $0.62 per annum, payable quarterly, when, as and if declared by the
     Board of Directors of the Company. The Preferred Stock is convertible into an unspecified number of shares of Common Stock at a conversion rate formula based in part on the market value of the Common Stock on the date of conversion. During the year ended August 31, 1997, 5,161 shares of Series B Preferred Stock were converted into 162,261 shares of Common Stock.

          The Preferred Stock is redeemable at the option of the Company, in whole or in part, at any time at a redemption price of $10.00 per share, plus accrued and unpaid dividends.

          Except as required by applicable law, shares of Series B Preferred Stock shall not entitle the holder to any voting rights, but such holder shall be entitled to a notice of any stockholder meetings in accordance with the bylaws of the Company.

NOTE 13 - STOCK OPTIONS

     During the year ended August 31, 1996, the Company granted 297,125 of warrants to a related party to purchase common stock at the lesser of $4.30 or 60% discount off the market price on the exercise date. The fair market value of the underlying common shares on the grant date was $4.30 per share. The options are exercisable for a period of 5 years beginning on the grant date (see Note 6).

     During the year ended August 31, 1997, the Company granted 515,000 options to consulting firms to purchase common stock at an average exercise price of $.41 per share, in connection with the Restructuring Transaction disclosed in Note 15A. The options are exercisable for a period of 5 years beginning on the grant date. 400,000 options expire on February 27, 2000 with the remaining 115,000 options expiring November 2001.

     During the year ended August 31, 1997, the Company granted 1,634,000 options to employees at an average exercise price of $.35 per share. The options are exercisable for a period of 5 years beginning on the grant date. 1,425,000 options expire November 13, 2001 with the remaining 209,000 options expiring on August 12, 2002.


     The Company accounts for stock based compensation using the intrinsic value-based method provided in APB Opinion 25, "Accounting for Stock issued to Employees." The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the year ended August 31, 1997. Had compensation cost been determined based on the fair value method on the date of grant, the Company's net loss and loss per common share would have increased by approximately $573,000 and $.15, respectively.

     The weighted average fair value at the date of grant for the year ended August 31, 1997 was approximately $.32 per option. The fair value of each option granted was estimated using the Black- Scholes option-pricing model based on the following assumptions: expected dividend yield of 0%, expected volatility of 293%,a risk-free interest rate of 5.6%, and expected lives of 5 years. The compensation cost as generated by this method may not be indicative of the future benefit, if any, that will be received by the option holder.

                                   F-17

NOTE 14 - EMPLOYEE BENEFIT PLANS

     The Company maintains a qualified 401(k) plan for non-union employees meeting certain requirements. Under the plan, annual discretionary contributions to the plan are determined by the Board of Directors and employees may make voluntary contributions. For the years ended August 31, 1997 and 1996, the Company did not make any contributions to the plan.

     The Company contributes, along with many other employers, to the International Brotherhood of Teamsters and Chauffeurs Union, Local 456, a multi-employer defined benefit plan. The Pension Plan Amendment Act of 1980, imposes certain liabilities upon employers who are contributors to multi-employer plans in the extent that employers withdraw from such a plan.

NOTE 15 - SUBSEQUENT EVENTS

     (A) Restructuring Agreement: On September 24, 1997, the Company, entered into a Restructuring Agreement (the "Restructuring Agreement"). Under the terms of the Restructuring Agreement, the Preferred Series B Stockholders agreed to exchange 77,419 shares and all accrued and unpaid dividends on the outstanding shares of Series B Preferred Stock for the Company's
     Subordinated Promissory Note in the principal amount of $600,000 (the "Note"). The Note will accrue interest at 12% per annum compounded quarterly through September 24, 1999 and accrue simple interest at 12% per annum after September 24, 1999. The Note matures on September 24, 2002, although the Company is required to make mandatory prepayments upon the occurrence of certain events.

     The terms of the balance of the shares of Series B Preferred Stock were amended to provide, among other things, for (i) a fixed conversion price of $2.00 per share of Series B Preferred Stock, (ii) the removal of certain limitations on the rights of holders of the Series B Preferred Stock to convert those shares into the Company's Common Stock, and (iii) an increase in the dividend rate of the Series B Preferred Stock to 12% from 8% per annum. The Company also agreed to register the shares of Common Stock of the Company to which this Restructuring Agreement relates.

     (B)  Pending Delisting

     The Company has been notified by NASDAQ that its stock will be delisted due to the failure to meet the filing requirements of its Form 10-KSB for the fiscal year ended August 31, 1997. The delisting has been stayed and a hearing will be held on February 5, 1998.



                                   F-18

ITEM 13.    EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)   Exhibits

3.1   Articles of Incorporation of the Company, as amended.*

3.2   By-laws of the Company.*

3.3 Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions and Relative Rights of Series A 7.5% Cumulative Convertible Redeemable Preferred Stock.**

3.4 Certificate of Amendment and Restatement to Certificate to Set Forth Designations, Voting Powers, Preferences, Limitations, Restrictions and Relative Rights of Series B 8% Cumulative Convertible Redeemable Preferred Stock, $.001 Par Value.*****

4.1   Specimen Common Stock Certificate.*

4.2   Specimen Series A Preferred Stock Certificate.**

4.3   Specimen Series B Preferred Stock Certificate.***

4.4   Halstead Energy Corp. Amended and Restated 1996 Stock Option Plan. ****

10.1 Agreement and Plan of Reorganization dated as of July 5, 1993 between Halstead Quinn Propane, Inc. and the Company.*

10.2  Lease Agreement between HQ Propane and ATI.*

10.3  Management Agreement by and between HQ Propane and ATI.*

10.4 Form of Employment Agreement by and between the Company and Claire E. Tarricone.*

10.5 Form of Employment Agreement by and between the Company and Anthony Tarricone.*

10.6 Form of Employment Agreement by and between the Company and Joseph Tarricone.*

10.7 Promissory Note, dated August 31, 1993, of ATI in favor of HQ Propane.*

10.8  ATI Purchase Agreements.**

10.9 Agreement and Plan of Reorganization by and among Halstead Energy Corp., Allan Cianflone and Jack Troccoli.**

10.10 Consulting and Warrant Compensation Agreement between the Company and Boulder Financial Group. ****

10.11 Restructuring Agreement, dated September 24, 1997, by and among the Company, Infinity Investors Limited, Claire E. Tarricone, Anthony J. Tarricone and Joseph A.Tarricone. *****

10.12 12% Subordinated Promissory Note of the Company dated September 24, 1997.*****

21.1  Subsidiaries of the Small Business Issuer.**

      ---------------------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on November 19, 1993.

** Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on December 14, 1996.

*** Incorporated by reference to the Company Quarterly Report on Form 10-QSB filed with the SEC on July 15, 1996.

**** Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the SEC on September 10, 1997.

***** Incorporated by reference to the Company's Registration on Form SB-21/A filed with the SEC on December 1, 1997.


(b)   Reports on Form8-K - None

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January,              Halstead Energy Corp.

                           By: s/s Claire E. Tarricone
                                    President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature           Title            Date

PRINCIPAL EXECUTIVE
 OFFICER:

/s/ Claire E. Tarricone       President        February 2, 1998
Claire E. Tarricone

PRINCIPAL FINANCIAL
 AND ACCOUNTING OFFICER:

/s/ Joseph A. Tarricone       Vice President   February 2, 1998
Joseph A. Tarricone           and Treasurer

DIRECTORS:

/s/ Claire E. Tarricone       Director         February 2, 1998
Claire E. Tarricone

/s/ Anthony J. Tarricone      Director         February 2, 1998
Anthony J. Tarricone

/s/ Joseph A. Tarricone       Director         February 2, 1998
Joseph A. Tarricone

Edwin Goldwasser              Director         February 2, 1998