Form 10-Q
period 1997-11-30
HALSTEAD ENERGY CORP
filed 1998-02-04
CIK 791350

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                                       -----------
                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended           November 30, 1997
                                  ---------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

                   Commission file number _______________________0-25660

                              HALSTEAD ENERGY CORP.
      (Exact Name of Small Business Issuer as Specified in Its Charter)

          NEVADA                                    87-044639
(State of Other Jurisdiction of
Incorporation or Organization)

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

                            Yes ___X___     No _______

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                      DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                           Yes _______     No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of January 15, 1998, the issuer has 4,518,601 shares of its Common Stock outstanding.

                                                                   INDEX PAGE(S)


PART 1.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheet as of
              November 30, 1997 (unaudited)................        F-2 -F-3

           Consolidated Statements of Operations for the three
              months ended November 30, 1997 and 1996
             (unaudited).....................................      F-4

           Consolidated Statement of Stockholder's Equity for
             the years ended  August 31, 1996 and 1997, and
             for the three months ended November 30, 1997
             (unaudited).....................................      F-5 - F-6

           Consolidated Statement of Cash Flows for the three
             months ended  November 30, 1997 and 1996
            (unaudited)......................................      F-7

           Notes to the Consolidated Financial Statements....      F-8 - F-9



ITEM 2.      MANAGEMENT'S  DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION                             F-10 - F-15

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings                                     F-16

             Signature Pages                                       F-17

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                November 30, 1997
                                   (Unaudited)

                                   A S S E T S
                                   -----------

CURRENT ASSETS

     Cash.................................................    $    61,229
      Accounts Receivable - Trade, Net of  Allowance
      for Doubtful Accounts of  $110,000..................      1,157,233

     Inventories..........................................        202,032
     Note Receivable......................................        230,000
     Note Receivable - Related Party......................        590,959
     Stock Subscription Receivable........................         88,150
     Prepaid Expenses and Other Current Assets............        627,761
     Deferred Tax Asset...................................         45,000
                                                              -----------

            TOTAL CURRENT ASSETS..........................      3,002,364

PROPERTY PLANT AND EQUIPMENT - NET

     Land.................................................        942,500
         Property Plant and Equipment.....................     11,093,022

            TOTAL PROPERTY PLANT AND EQUIPMENT............     12,035,522

OTHER ASSETS

         Deferred Tax Asset...............................        337,000
         Notes Receivable - Net of Current Portion........        359,767
         Intangible Assets - Net..........................      1,421,544

         Deposits.........................................          2,045
                                                                ---------
            TOTAL OTHER ASSETS............................      2,120,356

            TOTAL ASSETS..................................  $  17,158,242

                   See selected notes to financial statements

                                       F-2

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                November 30, 1997
                                   (Unaudited)


                      LIABILITIES And STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
     Cash Overdraft........................................   $     95,369
     Accounts Payable Trade................................      1,910,773
     Notes ................................................        500,000
     Current Portion of Long-Term Debt.....................        450,230
     Deferred Revenue .....................................        530,087
     Accrued Expenses and Other Current Liabilities........        442,605
                                                              ------------

              TOTAL CURRENT LIABILITIES....................      3,929,064

Long-Term Debt - Net of Current Portion....................      3,619,410
Security Deposits Payable..................................        229,595
Due to Related Parties.....................................        383,354
                                                              ------------

              TOTAL LONG-TERM LIABILITIES..................      4,232,359

Preferred Stock, $.001 Par Value, 168,020 Shares
         Authorized-Series A 7.5% Cumulative Convertible
         Redeemable 168,020 Shares Issued and Outstanding
         ($1,008,120 aggregate liquidation preference).....            168
Paid In Capital: Preferred.................................      1,064,001
                                                              ------------
                                                                       1,064,169

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 Par Value, 5,000,000 Shares
         580,646 Shares Authorized-Series B
         12.0% Cumulative Convertible Redeemable 560,125
         Shares Issued and Outstanding
         ($4,340,969 aggregate liquidation preference)....             560
Common Stock, $00.1 Par Value, 50,000,000  Shares
         Authorized, 4,518,601 Issued and Outstanding.....           4,519
         Paid in Capital: Preferred.......................       3,638,004
                          Common..........................       5,936,615
         Accumulated Deficit..............................      (1,547,048)
         Subscription Receivable..........................        (100,000)
                                                               -----------

              TOTAL STOCKHOLDERS' EQUITY                         7,932,650

              TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY      $17,158,242
                                                               ===========



                             See selected notes to financial statements

                                       F-3

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Three Months Ended
                                   November 30
                                   (Unaudited)

                                                         1997          1996
                                                         ----          ----
Sales.............................................    $3,981,764    $4,768,434
Sales.............................................     3,008,587     3,753,450

GROSS PROFIT......................................       973,167     1,014,984

Selling, General and Administrative Expenses......       776,567       763,822
Management Fee, Related Party ....................        90,000        90,000
Net Rental Income.................................      (154,767)     (139,827)
Royalty Fee ......................................             0        25,203
Depreciation & Amortization.......................       278,680       186,320

       TOTAL OPERATING EXPENSES                          990,480       925,518
                                                         -------       -------


    INCOME (LOSS) FROM OPERATIONS.................       (17,313)       89,466

OTHER INCOME (EXPENSES)
       Interest Income............................        11,577        72,795
       Interest Expense...........................      (181,841)      (88,896)
       Other Income...............................         1,223             0


      NET OTHER EXPENSES                               (169,041)      (16,101)

      INCOME (LOSS) BEFORE INCOME TAX EXPENSE          (186,354)       73,365

INCOME TAX EXPENSE                                            0        13,753

Net Income (Loss)                                      (186,354)       59,612
Preferred Stock Dividends                              (573,773)     (198,639)

Net Loss  Applicable to Common Shares              $   (760,127) $   (138,847)
                                                        =======       =======

Net Loss  Per Share...............................       ($.18)         ($.04)
                                                        =======       =======

Weighted Average Number of Common
   Shares Outstanding.............................   4,308,601      3,752,082
                                                     =========      =========

                             See notes to selected financial statements

                                                 F-4

                              HALSTEAD ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       RETAINED
             PREFERRED STOCK  COMMON STOCK             EARNINGS   STOCK
             $.001 PAR VALUE .001 PAR VALUE PAID IN (ACCUMULATED   SUB.   TOTAL
             ISSUED  AMOUNT   ISSUED AMOUNT CAPITAL    DEFICIT)    REC.   EQUITY
             ---------------  ------------- -------  ------------ ------  ------
Balance at
  August 31,
  1996
  (as restated
  in 1997)
  Note 2)  $572,246   572 $3,491,340 $3,492 $9,172,925 $5,320,634 0  $14,497,623
Private
  Placement
  Costs           0     0          0      0     (5,151)         0  0     (5,151)

Cash
  Dividends
  Declared
  Preferred
  Series A       0      0          0      0          0   (75,610)  0    (75,610)

Cash
  Dividends
  Declared:
  Preferred,
  Series B       0      0          0      0          0   ( 1,471)   0    (1,471)

Common
  Shares
  Issued to
  Employees      0      0     15,000     15      8,560         0    0     8,575

Common
  Shares
  issued for
  acquisition on  of
  customer
  list           0      0    200,000    200    249,800         0    0   250,000

Conversion
  of Preferred Shares
  and Unpaid
  Dividend to
  Common
  Shares    (5,161)    (5)   162,261    162      1,314         0    0     1,471

Common
  Shares
  issued to
  employees      0      0    200,000    200     99,800         0(100,000)     0

Common Shares
  issued on
  Conversion of
  Options        0      0     50,000     50     15,950         0    0    16,000

Net (Loss)
  August 31,
  1997          0       0          0      0          0 6,117,531) $ 0(6,117,531)
            -----  ------     ------  -----     ------ ---------  --- ---------

Balance
  at August 31,
  1997  567,085  $567 4,118,601 $4,119 $9,543,198($873,978)($100,000)$8,573,906



                              HALSTEAD ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       RETAINED
             PREFERRED STOCK  COMMON STOCK             EARNINGS   STOCK
             $.001 PAR VALUE .001 PAR VALUE PAID IN (ACCUMULATED   SUB.   TOTAL
             ISSUED  AMOUNT   ISSUED AMOUNT CAPITAL    DEFICIT)    REC.   EQUITY
             ---------------  ------------- -------  ------------ ------  ------
Cash  Dividends
Declared:
Preferred
Series A       0     $   0        0 $    0        0 $ ($18,902)  $  0  ($18,902)

Cash Dividends
Declared:
Preferred
Series B       0         0        0      0        0   (467,814)     0  (467,814)

Common Shares
Issued on
Conversion of
Options        0         0   400,000   400  163,600          0      0   164,000

Restructuring  of
Series B Preferred
and Conversion
of Debt     (6,960)     (7)        0     0  (53,927)         0      0   (53,934)

Cost of
Restructuring
Series B
Preferred      0         0         0     0  (78,252)         0      0   (78,252)

Net (Loss) -
November 30,
 1997          0         0         0     0        0   (186,354)     0  (186,354)
            ----     -----     -----  ----     ----    -------   ----  --------

Balances at
November 30,
1997   560,125  560 4,518,601 4,519 $9,574,619($1,547,048)($100,000)$7,932,650
       =======  === ========= =====  ========= ==========  ========  =========




                              HALSTEAD ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                            Three Months Ended
                                                                November 30,

                                                                1997        1996
                                                             ----        ----
Cash flows from Operating Activities:
         Net Income (Loss).......................       ($186,354)   $ 59,792
         Adjustments to Reconcile Net Income  (Loss)
           to Net Cash  provided by Operating Activities:
         Depreciation & Amortization............          278,680     211,523
         Changes in Operating Assets and Liabilities:
           Accounts Receivable.......................    (108,769)   (474,049)

         Inventory...................................     (33,102)   (937,295)
         Prepaid Expenses and other Current Assets...     (33,940)    (95,384)
         Accounts Payable, Accrued Expenses and Other
           Current Liabilities.......................     187,023     431,133
         Deferred Revenue............................    (145,059)    113,898
         Income Tax Payable..........................           0       6,408
                                                         --------    ---------

         Net Cash  Used by Operating Activities......     (41,521)   (683,974)


Cash Flows From Investing Activities:

         Intangible Assets...........................           0    (487,500)
         Proceeds From Capital Contribution..........           0     (11,158)
         Acquisition of  Property and Equipment......     (81,605)   (765,427)
         Advances to ATI.............................  (1,256,595)    (16,757)
         Repayment of  Notes Receivable ATI..........   1,244,484           0
         Security Deposits Payable...................      (8,211)          0
                                                        ---------     -------
         Net Cash  Used In Investing Activities......    (101,927) (1,280,842)


Cash Flows From Financing Activities:
         Increase (Decrease) in Cash Overdraft.......      (3,106)          0
         Net Proceeds from the Issuance of Common Stock   (56,336)          0
         Proceeds from Long Term Debt Borrowings.....     696,734     197,709
         Net Borrowing from Related Parties..........     118,532           0
         Repayment of  Long Term Debt................    (109,200)    (86,289)
         Repayment of  Stockholder's Loan............     (18,526)          0
         Preferred Stock Dividends...................    (486,716)    (20,374)

         Net Cash Provided  by Financing Activities       141,382      91,046

         Net Decrease in Cash and Cash Equivalents...      (2,066) (1,873,770)

         Cash and Cash Equivalents at Beginning of Year    63,295   2,061,474

         Cash and Cash Equivalents at End of year.....   $ 61,229   $ 187,704
                                                         --------   ---------
Supplement Disclosure - Cash Paid During the Period For:
         Interest Expense.............................   $181,841    $ 88,896
         Income Taxes.................................   $      0    $      0
         Acquisition of  Property & Equipment.........   $  3,106    $320,427
         Acquisition of Land..........................   $ 48,500    $      0

Supplemental Schedule of Non-Cash Investing and
         Financing Activities:
         Acquisition of Leaseholds in Exchange
         for Repayment of Note Receivable ATI.........          0    $965,000
         Acquisition of  Customer List in Exchange for
           Common Stock...............................   $      0    $250,000
         Acquisition of  Equipment in Exchange for
           Note Payable...............................   $      0    $387,500
         Preferred Stock Issued in Exchange for
           Unpaid Dividends...........................   $546,066    $      0
         Conversion of Preferred Stock to Long-Term
           Debt.......................................   $600,000    $      0


                                                 F-7

                   Selected Notes to the Financial Statements
                      Three Months Ended November 30, 1997


(1)      Summary of Significant Accounting Policies:

         The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at November 30, 1997.

         Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, August 31, 1997 contained in the Company's Annual Report on Form 10-KSB dated February 2, 1998.

         The results reflected for the three month period ended November 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1998.


(2)      Options and Warrants:

         The following table sets forth the options and warrants of the Company as of November 30, 1997:


          Amount         Term         Issue Date         Exercise Price ($)

          297,125        5 yrs.        03/05/96            40% of market
           10,000        5 yrs.        11/04/96                 .3125
           15,000        5 yrs.        11/05/96                1.000
        1,200,000        5 yrs.        11/14/96                 .3125
          225,000        5 yrs.        01/10/97                 .3125
           90,000        5 yrs.        02/18/97                 .3125
          209,000        5 yrs.        08/12/97                 .6300



(3) Computation of Net Income (Loss) Per Common Share Due to the net loss to the common stock shareholders, the effect of including common stock equivalents would be anti-dilutive. Therefore, there are no potentially dilutive securities.

                               Selected Notes To Financial Statements
                                Three Months Ended November 30, 1997


(4)      Note Receivable - Related Party:

         On June 10, 1997, A. Tarricone, Inc. ("ATI"), the former parent of the Company's operating subsidiaries and divisions (ATI is wholly-owned by Claire E. Tarricone, Anthony J. Tarricone, and Joseph A. Tarricone, the Company's directors and principal executive officers), filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. In connection with the bankruptcy proceeding, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under a receivable from ATI in the amount of $3,877,563 and pre-petition liens on certain leasehold interests. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referred as "A. TARRICONE, INC., 97B21488." The Company has determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding. If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected. The Company is pursuing all appropriate avenues to protect its interest in this regard. However, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, that all or any portion of such indebtedness will be repaid to the Company or that the Company will otherwise be successful in protecting its interests. In this regard, management has elected to write-off, and has taken as a charge against earnings as a bad debt expense, the entire amount of the receivable due from ATI at June 10, 1997, i.e., $3,877,563. Additionally, all executory contracts between ATI and the Company are susceptible to rejection, at the election of ATI, under the applicable provisions of the Code. Furthermore, any transfers from ATI to the Company on account of antecedent debt (of ATI to the Company) during the one year period prior to the date of filing of ATI's voluntary petition may be subject to avoidance under the applicable provisions of the Code. The occurrence of any such circumstances may have a material adverse effect on the Company.

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                                               OPERATION

Results of Operations

Three Months Ended November 30, 1997

         Revenues for the three months ended November 30, 1997, decreased by $786,680 to $3,981,754 from $4,768,434 for the three months ended November 30, 1996. The decrease is primarily due to lost home heating oil sales revenue resulting from the sale of the Rockland Fuel Oil customer list of approximately $419,100. Commercial gasoline sales declined by $241,600 as a result of competitive market pricing. In addition, thruput income declined by approximately $94,900.

         Cost of sales for the three months ended November 30, 1997 decreased by $744,863 to $3,008,587 from $3,753,450 for the three months ended November 30, 1996. This decrease is due to lower product purchases of home heating oil of $298,200 and gasoline of approximately $495,800 due to the sale of the Rockland Fuel Oil customer list and a decrease in commercial account deliveries. These cost decreases were partially offset by an increase in all other purchases of approximately $49,100 as compared to the same period last year. The percentage of cost of goods to sales for the three months ended November 30, 1997 and 1996 are 75.6% and 78.7% respectively. The decrease is primarily due to increased gross profit from retail gasoline and propane sales.

         Selling, General and Administrative Expenses for the three months ended November 30, 1997 increased by $12,745 to $776,567 from $763,822 for the three months ended November 30, 1996. The increase is primarily due to increased salaries of $71,440, increased equipment leases of $36,881, increased telephone, uniform and selling expenses of $54,877, increased real estate taxes of $2,651, which increases total $165,849. These increased costs were mainly offset by decreases in maintainence and repair and vehicle expense totaling $20,413, decreases in professional fees of $59,025, decreases in insurance of $36,119 and all other decreases totaling $37,547. All such decreases total $153,104 as compared to the same period last year.

         Interest income for the three months ended November 30, 1997 decreased by $61,218 to $11,577 from $72,795 for the three months ended November 30, 1996. This decrease is primarily due to a decrease in the interest income relating to the note receivable due from ATI as compared to the same period last year.

         Interest Expense for the three months ended November 30, 1997 increased by $92,945 to $181,841 from $88,896 for the three months ended November 30, 1996. The increase is due to an increase in certain indebtedness of the Company as compared to the same period last year.

         Depreciation and amortization for the three months ended November 30, 1997 increased by $92,360 to $278,680 from $186,320 for the three months ended November 30, 1996. This increase is due to the additions in fixed assets of $33,106, and a decrese in the estimated lives of certain assets.

         Royalty Expense for the three months ended November 30, 1997 decreased by $25,203 to $0 from $25,203 for the three months ended November 30, 1996. The decrease is primarily due to the reclassification of the expense of purchasing the ATI trademark to an intangible asset. The Company currently recognizes the associated amortization expense.


Liquidity and Capital Resources

         Management believes that the Company's diversified business operations and continued growth will result in increased sales revenues and gross profits (subject, of course, to the effects of price increases which are not sufficiently passed through to the customers as referenced below) and result in greater amounts of working capital being generated from operations. However, the Company's growth through acquisition has significantly increased the Company's working capital requirements due to increased gasoline purchase requirements, increases in accounts receivable, and increased operating expenses (including salary expense). Additionally, expenditures relating to the rebuilding of certain of the Company's gasoline stations and certain other capital expenditures have further increased the Company's working capital requirements and have adversely affected the Company's ability to meet the same. As a result, without additional financing, there can be no assurance that the Company will be able to meet its cash requirements for the next twelve months. If it cannot do so, the Company will be forced to scale back its operations. In this regard, the Company will continue to pursue additional financing from a lending facility or an offering of its securities to enable the Company to meet such cash requirements and to accomplish growth through acquisition which the Company is actively pursuing. There can be no assurance that the financing will occur or that the Company can find suitable acquisition in the foreseeable future.

         HQ Gasoline will have to invest approximately $325,000 over the next eleven months in order to meet Federal EPA and State Regulations for underground storage tanks by December 1998. Through November 30, 1997, the mandatory requirements for six of the Company's locations have been completed.

         In addition the Company plans to rebuild 10 of 25 gasoline stations which will generally require $20,000 to $550,000 per location for an aggregate of $1,600,000 (inclusive of the environmental upgrades referenced above). The rebuilds will be phased in over two years in order to minimize volume losses due to "downtime" encountered while each station location is under construction.

         Capital expenditures for the three months ended November 30, 1997 were $81,606. Included in this amount are expenditures for land in the amount of $48,500, and for propane equipment and other equipment and improvements to gas stations and the terminal facility totaling $33,106.

           On June 8, 1995 the Company acquired all of the capital stock of White Plains Fuel, Inc. in exchange of stock valued at $1,008,128. The shareholders of White Plains Fuel, Inc. received 168,020 shares of newly created Series A - 7.5% Cumulative Convertible Redeemable preferred Stock of the Company. For the fiscal period ended November 30, 1997, the Company declared dividends on the Series A Preferred Stock totaling $18,902. The fuel oil business of White Plains Fuel, Inc. is conducted by a third party operator under the terms of a four (4) year lease under which HQ Propane receives annual rental income of $288,000.

         On January 10, 1996, a total of 650,000 shares of the Company's common stock was reserved for the 1996 stock incentive plan for officers, employees, and consultants. The total options granted through November 30, 1997 are 434,000 leaving a balance of 216,000 shares in reserve as of November 30, 1997. Additionally, the Company granted to certain of its officers and employees a total of 1,200,000 options (outside of such plan) on November 14, 1996.

         On March 5, 1996, the Company issued warrants to purchase 297,125 shares of the Company's common stock to A. Tarricone, Inc. in exchange for the Company's exclusive use of the "ATI" trademark. The exercise price is equal to the lessor of $4.30 per share or a 40% discount to the average closing bid price. The warrants provide that 59,425 are immediately vested, and the balance become vested in four equal annual installments. The market price at issuance was $4.30 per share

         On September 5, 1996, the Company acquired the customer list of Dino Oil, Inc. in exchange for 200,000 shares of the Company's common stock at $1.25 per share and $100,000 cash. The acquisition was accounted for as a purchase and resulted in the recognition of a customer list in the amount of $350,000. Subsequent to the September 5, 1996 acquisition, the Company acquired 4 trucks of Dino Oil at fair market value of $166,226. This amount was financed through a capital lease.

         On June 10, 1997, A. Tarricone, Inc. ("ATI"), the former parent of the Company's operating subsidiaries and divisions (ATI is wholly-owned by Claire E. Tarricone, Anthony J. Tarricone, and Joseph A. Tarricone, the Company's directors and principal executive officers), filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. In connection with the bankruptcy proceeding, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under a receivable from ATI in the amount of $3,877,563 and pre-petition liens on certain leasehold interests. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referred as "A. TARRICONE, INC., 97B21488." The Company has determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding.

If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected. The Company is pursuing all appropriate avenues to protect its interest in this regard. However, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, that all or any portion of such indebtedness will be repaid to the Company or that the Company will otherwise be successful in protecting its interests. In this regard, management has elected to write-off, and has taken as a charge against earnings as a bad debt expense, the entire amount of the receivable due from ATI at June 10, 1997, i.e., $3,877,563. Additionally, all executory contracts between ATI and the Company are susceptible to rejection, at the election of ATI, under the applicable provisions of the Code. Furthermore, any transfers from ATI to the Company on account of antecedent debt (of ATI to the Company) during the one year period prior to the date of filing of ATI's voluntary petition may be subject to avoidance under the applicable provisions of the Code. The occurrence of any such circumstances may have a material adverse effect on the Company.

         On December 31, 1996 the Company entered into an agreement with a third party distributor to lease four (4) gasoline stations for a period of 10 years with an option for renewal. The distributor prepaid the Company $149,000 for the first year of rental expense and the Company is carrying $23,353 as deferred income as of November 30, 1997. Simultaneously, the Company terminated the previous third party agreement for $192,907 which resulted in the recovery of bad debt previously written off of approximately $70,400.

         On May 16, 1997 the Company entered into an agreement for the sale of its retail fuel oil customer list to an independent third party distributor. The terms of the sale were $200,000 at closing, $200,000 on the first anniversary, and $127,000 on the second anniversary with interest on outstanding amounts at a rate of 6% per annum. The Company is recording this sale on an installment basis and accordingly, the Company will recognize profit when payments are received. Through August 31, 1997, the Company has recognized $175,667 as profit.

         During the quarter ended February 28, 1997, the Company issued for certain consulting services 400,000 five (5) year warrants dated 2/27/97 at $.41 per warrant exercise price (all of which were exercised during the fiscal quarter ended November 30, 1997), 100,000 five (5) year warrants (10,000 dated 11/04/96, and 90,000 dated 2/18/97) at $.3125 per warrant exercise price, and 15,000 five (5) year warrants dated 11/05/96 at $1.00 per warrant exercise price.

         On June 9, 1997, the Company obtained a one-year revolving credit facility in the maximum principal amount of $1,000,000. The maturity date has been extended to September 4, 1998. Interest accrues on outstanding balances at the prime rate plus 10% per annum, subject to a minimum of 17% per annum until June 1, 1998, at which time the minimum will increase to 20% per annum. The credit facility is secured by a security interest in all of the Company's accounts receivables, general intangibles, contract rights and inventory, as well as by the guarantees of Claire E. Tarricone, Joseph A. Tarricone, and Anthony J. Tarricone. As of November 30, 1997, the outstanding principal balance was $815,000.

         On September 24, 1997, the Company, Claire E. Tarricone, Anthony J. Tarricone and Joseph A. Tarricone and Infinity Investors Limited ("Infinity") entered into a certain Restructuring Agreement (the "Restructuring Agreement"). Under the terms of the Restructuring Agreement, Infinity agreed to exchange 77, 419 shares of Series B Preferred Stock in the Company and all accrued and unpaid dividends on the outstanding shares of Series B Preferred Stock for the Company's Subordinated Promissory Note in the principal amount of $600,000 (the "Note"). The Note accrues interest at 12% per annum compounded quarterly through September 24, 1999 and accrues simple interest at 12% per annum after September 24, 1999. The note matures on September 24, 2002, although the Company is required to make mandatory prepayment upon the occurrence of certain events. The terms of the balance of the 560,126 shares of Series B Preferred Stock owned by Infinity were amended to provide, among other things, for (i) a fixed conversion price of $2.00 per share of Series B Preferred Stock, (ii) the removal of certain limitations on the rights of holders of the Series B Preferred Stock to convert those shares into the Company's Common Stock, and (iii) an increase in the dividend rate of the Series B Preferred Stock to 12% from 8% per annum. The Company also agreed to register such shares of Common Stock. In connection with the execution and delivery of the Restructuring Agreement, Infinity granted to Elizabeth Mandel ("Mandel") an option to purchase all of the 2,170,488 shares of Common Stock into which such 560,126 shares of Series B Preferred Stock may convert (the "Shares"). Under the terms of the option, Mandel has the option to acquire all of such Shares for a price of $2.00 per share until the 18-month anniversary of the effective date of the registration statement relating to the above-referenced registration (the "Effective Date"), subject to earlier termination in the event that Mandel fails to purchase at least an aggregate of 250,000 Shares on or prior to the 90th day following the Effective Date and an aggregate of 400,000 Shares on or prior to the last day of each succeeding 90 day period commencing 90 days after the effective Date.

         At various times during the fiscal quarter ended November 30, 1997, certain Related Parties have loaned to the Company an aggregate of $60,274, which amount accrues interest at a rate of 8% per annum, payable on demand.

         The Company had a working capital deficiency of approximately $926.700 and a ratio of current assets to current liabilities of approximately 76% or 1:1.31 as at November 30, 1997.

Inflation

         There was no significant impact on the Company's operations as a result of inflation during fiscal 1997 and the three months ended November 30, 1997.

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

 Part II.     OTHER INFORMATION

Item 1.       Legal Proceedings

         On June 10, 1997, A. Tarricone, Inc. ("ATI"), the former parent of the Company's operating subsidiaries and divisions (ATI is wholly-owned by Claire E. Tarricone, Anthony J. Tarricone, and Joseph A. Tarricone, the Company's directors and principal executive officers), filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. In connection with the bankruptcy proceeding, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under a receivable from ATI in the amount of $3,877,563 and pre-petition liens on certain leasehold interests. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referred as "A. TARRICONE, INC., 97B21488." The Company has determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding. If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected. The Comapny is pursuing all appropriate avenues to protect its interest in this regard. However, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, that all or any portion of such indebtedness will be repaid to the Company or that the Company will otherwise be successful in protecting its interests. In this regard, management has elected to write-off, and has taken as a charge against earnings as a bad debt expense, the entire amount of the receivable due from ATI at June 10, 1997, i.e., $3,877,563. Additionally, all executory contracts between ATI and the Company are susceptible to rejection, at the election of ATI, under the applicable provisions of the Code. Furthermore, any transfers from ATI to the Company on account of antecedent debt (of ATI to the Company) during the one year period prior to the date of filing of ATI's voluntary petition may be subject to avoidance under the applicable provisions of the Code. The occurrence of any such circumstances may have a material adverse effect on the Company.

         The Company's principal terminal facility is currently being operated by ATI pending the approval of the Company's application with the State of New York for a terminal operator's and diesel motor fuel license. There can be no assurance about the prospect of obtaining the approval of such application. The Company has been advised by counsel that pending the conclusion of ATI's bankruptcy proceeding, ATI will continue to maintain such licenses and will be able to continue operating the Company's terminal and diesel motor fuel businesses. However, there can be no assurance that at the conclusion of such proceeding, if the result were a liquidation of ATI (and therefore, a termination of such licenses), that the Company would by that time have received its own licenses or would have been able to contract with another entity to operate such businesses. The occurrence of any of these circumstances could have a material and adverse effect on these businesses and on the Company.

         The Company is not a party to any other material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.
                                                F-16


SIGNATURES


         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HALSTEAD ENERGY CORP.


Dated:   February 4, 1998                   By:  /s/ Claire E. Tarricone
                                                ------------------------
                                                  President


Dated:   February 4, 1998                   By:  /s/ Joseph A. Tarricone
                                                ------------------------

      Vice President/Treasurer