Form 10-Q
period 1998-02-28
HALSTEAD ENERGY CORP
filed 1998-04-20
CIK 791350

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                                       -----------
                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended           February 28, 1998
                                  ---------------------------

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

                           Yes _______     No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 1998, the issuer has 4,638,056 shares of its Common Stock outstanding.

                                                                   INDEX PAGE(S)


PART 1.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheet as of
              February 28, 1998 (unaudited)..................        F-2 -F-3

           Consolidated Statements of Operations for the three
              and six months ended February 28, 1998 and 1997
             (unaudited).....................................        F-4

           Consolidated Statements of Stockholder's Equity for
             the years ended August 31, 1997 and 1996,
             and for the six months ended February 28, 1998
             (unaudited).....................................        F-5 - F-6

           Consolidated Statements of Cash Flows for the six
             months ended  February 28, 1998 and 1997
            (unaudited)......................................        F-7

           Selected Notes to the Consolidated Financial Statements   F-8



ITEM 2.      MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                  F-9 - F-14

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings                                       F-15

             Signature Pages                                         F-16

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                February 28, 1998
                                   (Unaudited)

                                   A S S E T S
                                   -----------

CURRENT ASSETS

     Cash.................................................    $    38,752
      Accounts Receivable - Trade, Net of  Allowance
      for Doubtful Accounts of  $110,000..................      1,021,891

     Inventories..........................................        176,668
     Note Receivable......................................        230,000
     Note Receivable - Related Party......................        512,468
     Income Tax Receivable................................        241,000
     Prepaid Expenses and Other Current Assets............        547,513
                                                              -----------

            TOTAL CURRENT ASSETS..........................      2,768,292

PROPERTY PLANT AND EQUIPMENT - NET

     Land.................................................        944,500
     Property Plant and Equipment.........................     10,897,009
                                                              -----------
            TOTAL PROPERTY PLANT AND EQUIPMENT............     11,841,009

OTHER ASSETS

         Net Deferred Tax Asset...........................        337,000
         Notes Receivable - Net of Current Portion........        213,752
         Intangible Assets - Net..........................      1,371,076
         Other ...........................................          2,045
                                                             ------------
            TOTAL OTHER ASSETS............................      1,923,873
                                                             ------------
            TOTAL ASSETS..................................  $  16,533,174
                                                             ------------
                                                             ------------

            See selected notes to the consolidated financial statements.

                                       F-2

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                February 28, 1998
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
     Accounts Payable Trade................................      1,704,759
     Notes ................................................        500,000
     Current Portion of Long-Term Debt.....................        456,091
     Deferred Revenue .....................................        620,864
     Accrued Expenses and Other Current Liabilities........        265,423
                                                               -----------

              TOTAL CURRENT LIABILITIES....................      3,547,137

Long-Term Debt - Net of Current Portion....................      3,629,388
Security Deposits Payable..................................        323,565
Due to Related Parties.....................................        438,380
                                                               -----------

              TOTAL LONG-TERM LIABILITIES..................      4,391,333

              TOTAL LIABILITIES............................      7,938,470
                                                               -----------
Preferred Stock, $.001 Par Value, 168,020 Shares
         Authorized-Series A 7.5% Cumulative Convertible
         Redeemable 168,020 Shares Issued and Outstanding
         ($1,008,120 aggregate liquidation preference).....            168
Paid In Capital: Preferred.................................      1,064,001
                                                               -----------
                                                                 1,064,169

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 Par Value, 5,000,000 Shares
         580,646 Shares Authorized-Series B
         12.0% Cumulative Convertible Redeemable 560,125
         Shares Issued and Outstanding
         ($4,340,977 aggregate liquidation preference)....             560
Common Stock, $00.1 Par Value, 50,000,000  Shares
         Authorized, 4,588,056 Issued and Outstanding
         as of February 28, 1998..........................           4,588
Paid in Capital: Preferred................................       3,616,694
                 Common...................................       6,075,457
Accumulated Deficit.......................................      (2,066,764)
Subscription Receivable...................................        (100,000)
                                                               -----------
              TOTAL STOCKHOLDERS' EQUITY                         7,530,535
                                                               -----------
              TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY      $16,533,174
                                                               ===========



             See selected notes to the consolidated financial statements.

                                       F-3

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Unaudited                Unaudited
                                   Three Months Ended        Six Months Ended
                                      February 28,             February 28,
                                   -------------------- ----------------------
                                     1998      1997       1998         1997
                                   -------------------- ----------------------

Revenues.......................  $3,653,592  $5,632,127  $7,635,346 $10,400,561
Cost of Revenues...............   2,669,714   4,372,587   5,677,077   8,126,037
                                 ----------  ----------  ---------- -----------
GROSS PROFIT...................     983,878   1,259,540   1,958,269   2,274,524

OPERATING EXPENSES

 Selling General & Adm. Expenses  1,049,648     929,098   1,826,215   1,692,920
 Management Fee, Related Party       90,000      90,000     180,000     180,000
 Net Rental Income.............    (259,490)   (198,977)   (414,257)   (338,804)
 Depreciation & Amortization...     298,379     208,300     577,059     419,823
                                  ---------  ----------   ---------  ----------
  INCOME (LOSS) FROM OPERATIONS    (194,659)    231,119    (210,748)    320,585

 Interest Expense, Net.........     167,244      84,382     337,509     100,483
                                   ---------   ---------   ---------   ---------
  INCOME (LOSS) BEFORE
   INCOME TAXES                    (361,903)    146,737    (548,257)    220,102

PROVISION FOR INCOME TAXES                0      65,858           0      79,432
                                  ---------   ---------   ---------   ---------

Net Income (Loss)..............    (361,903)     80,879    (548,257)    140,670
Preferred Stock Dividends......    (157,813)   (106,802)   (644,529)   (303,600)
                                  ---------   ---------   ---------   ---------
Net Loss Applicable to
 Common Stock..................  $ (519,716)   $(25,923)$(1,192,786)  $(162,930)
                                  ---------   ---------   ---------    --------
Net Loss Per Share.............      ($0.11)     ($0.01)     ($0.27)     ($0.04)
                                  ---------   ---------   ---------    --------
Weighted Average Number of Common and
 Equivalent Shares Outstanding    4,564,898   4,006,934   4,436,749   3,979,547
                                  ---------   ----------  ---------   ---------

            See selected notes to the consolidated financial statements.

                                                 F-4

                              HALSTEAD ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       RETAINED
             PREFERRED STOCK  COMMON STOCK             EARNINGS   STOCK
             $.001 PAR VALUE .001 PAR VALUE PAID IN (ACCUMULATED   SUB.   TOTAL
             ISSUED  AMOUNT   ISSUED AMOUNT CAPITAL    DEFICIT)    REC.   EQUITY
             ---------------  ------------- -------  ------------ ------  ------
Balance at
  August 31,
  1996
           572,246   572  3,491,340 $3,492 $9,172,925 $5,320,634 0  $14,497,623
Private
 Placement
 Costs           0     0          0      0     (5,151)         0 0      (5,151)

Cash
  Dividends
  Declared
  Preferred
  Series A      0      0          0      0          0   (75,610)  0    (75,610)

Cash
  Dividends
  Declared:
  Preferred,
  Series B      0      0          0      0          0   ( 1,471)   0    (1,471)

Employee
 Compensation   0      0     15,000     15      8,560         0    0     8,575

Common
 Shares issued
 for acquisition
 of customer
 list           0      0    200,000    200    249,800         0    0   250,000

Conversion
 of Preferred Shares
 and Unpaid Dividend
 to Common
 Shares    (5,161)    (5)   162,261    162      1,314         0    0     1,471

Common
 Shares issued
 to an employee
 for future
 services       0      0    200,000    200     99,800         0(100,000)     0

Common Shares
 issued on
 Conversion of
 Options        0      0     50,000     50     15,950         0    0    16,000

Net (Loss)
 August 31,
 1997           0       0          0      0          0 (6,117,531)$0 (6,117,531)
            -----  ------     ------  -----     ------ ---------- --- ---------
Balance
 at August 31,
 1997   567,085  $567 4,118,601 $4,119 $9,543,198($873,978)($100,000)$8,573,906



                              HALSTEAD ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       RETAINED
             PREFERRED STOCK  COMMON STOCK             EARNINGS   STOCK
             $.001 PAR VALUE .001 PAR VALUE PAID IN (ACCUMULATED   SUB.   TOTAL
             ISSUED  AMOUNT   ISSUED AMOUNT CAPITAL    DEFICIT)    REC.   EQUITY
             ---------------  ------------- -------  ------------ ------  ------
Cash  Dividends
Declared:
Preferred
Series A       0     $   0        0 $    0        0   ($37,804)  $  0  ($37,804)

Cash Dividends
Declared:
Preferred
Series B       0         0        0      0        0   (467,814)     0  (467,814)

Common Shares
Issued on
Conversion of
Options        0         0   400,000   400  163,600          0      0   164,000

Restructuring  of
Series B Preferred
and Conversion
of Debt     (6,960)     (7)        0     0  (53,927)         0      0   (53,934)

Restructuring of
Series B Preferred
and Conversion of
Debt Costs     0         0         0     0  (99,562)         0      0   (99,562)

Common Shares
 Issued in Lieu
 of Dividends                 69,455    69  138,842   (138,911)              (0)

Net (Loss) -
February 28,
 1998          0         0         0     0        0   (548,257)     0  (548,257)
            ----     -----     -----  ----     ----    -------   ----  --------

Balances at
February 28,
1998   560,125 $560 $4,588,056 4,588 $9,692,151($2,066,764)($100,000)$7,530,535
       =======  ===  ========= =====  ========= ==========  ========  =========


               See selected notes to the consolidted financial statements.


                              HALSTEAD ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                          Six Months Ended
                                                             February 28,

                                                           1998        1997
                                                           ----        ----

Cash flows from Operating Activities:

     Net Income (Loss)............................       ($548,257)   $140,670

     Adjustments to Reconcile Net Income (Loss)
      to Net Cash provided by Operating Activities:
      Depreciation & Amortization.................         577,059     419,823
      Deferred Income Tax Expense.................          45,000           0
      Change in Operating Assets and Liabilities:.
      Accounts Receivable.........................          26,573    (721,107)
      Inventory...................................          (7,738)   (551,646)
      Prepaid Expenses and other Current Assets...          68,309    (138,342)
      Accounts Payable, Accrued Expenses and Other
       Current Liabilities.......................         (220,382)    314,729
      Deferred Revenue............................         (54,282)    131,862
      Income Tax Payable..........................        (241,000)       (600)
                                                         ---------   ---------
         Net Cash Used by Operations                     (354,718)   (404,609)


Cash Flows From Investing Activities:

     Intangible Assets...........................                0    (544,457)
     Proceeds From Capital Contribution..........                0  (1,183,058)
     Acquisition of  Property and Equipment......         (135,004)          0
     Advances in Note Receivable ................          124,013           0
     Net Repayment (Advance) Note Receivable-ATI            66,380    (330,471)
     Security Deposits Payable...................           85,759           0
                                                        ----------   ---------
        Net Cash Provided (Used) in Investing Activities   141,148  (2,057,986)


Cash Flows From Financing Activities:

     Increase (Decrease) in Cash Overdraft.......          (74,265)    196,978
     Net Proceeds from the Issuance of Common Stock        149,415     201,070
     Proceeds from Short Term Borrowings.........           14,690           0
     Proceeds from Long Term Borrowings..........          664,616     195,960
     Net Borrowing from Related Parties..........           79,100           0
     Repayment of  Long Term Debt................                0    (153,611)
     Preferred Stock Dividends...................         (644,529)    (39,276)
                                                        ----------   ---------
Net Cash Provided  by Financing Activities.......          189,027     401,121

Net Decrease in Cash.............................          (24,543) (2,061,474)

    Cash and Cash Equivalents at Beginning of Period        63,295   2,061,474
                                                        ----------   ---------
    Cash and Cash Equivalents at End of Period ..         $ 38,752   $       0
                                                         ---------  ----------
Supplement Disclosure of Cash Flow Information

Cash Paid During the Period For:
    Interest Expense.............................         $359,577   $ 178,108
    Income Taxes.................................         $      0   $       0
    Acquisition of  Property & Equipment.........         $135,004   $       0
    Acquisition of Land..........................         $ 50,000   $       0

Non Cash Transactions:
    Acquisition of Property and Equipment                 $      0   $ 387,500
    Preferred Stock Issued for Unpaid Dividends..         $546,066   $       0
    Conversion of Preferred Stock to Long Term Debt       $600,000   $       0
    Common Stock Issued for Unpaid Dividends.....         $138,911   $       0

          See Selected notes to the consolidted financial statements.


               Selected Notes to the Consolidated Financial Statements
                      Three Months Ended February 28, 1998


(1)      Summary of Significant Accounting Policies:

         The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at February 28, 1998.

         Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, August 31, 1997 contained in the Company's Annual Report on Form 10-KSB dated February 2, 1998.

         The results reflected for the six month period ended February 28, 1998 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1998.


(2)      Options and Warrants:

         The following table sets forth the options and warrants of the Company as of February 28, 1998:


          Amount         Term         Issue Date         Exercise Price ($)

          297,125        5 yrs.        03/05/96            40% of market
           10,000        5 yrs.        11/04/96                 .3125
           19,547        5 yrs.        11/05/96                 .767
        1,200,000        5 yrs.        11/14/96                 .3125
          225,000        5 yrs.        01/10/97                 .3125
           90,000        5 yrs.        02/18/97                 .3125
          209,000        5 yrs.        08/12/97                 .6300



(3) Computation of Net Income (Loss) Per Common Share. Due to the net loss to the Common Stock shareholders, the effect of including common stock applicable would be anti-dilutive. Therefore, there are no potentially dilutive securities.


(4) Certain Reclassifications were made in the prior year to conform to the current year presentation.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Three Months Ended February 28, 1998

         Revenues for the three months ended February 28, 1998, decreased by $1,978,535 to $3,653,592 from $5,632,127 for the three months ended February 28, 1997. The decrease is due in part to lost home heating oil sales and service revenues resulting from the sale of Rockland Fuel Oil customer list of approximately $ 692,500. Commerical gasoline sales revenues declined by approximately $619,400 as a result of competive pricing and lower selling prices. Revenues resulting from the Company's terminal operations also declined by approximately $580,000 due primarily to warm winter temperatures. Propane and retail gasoline product revenues decreased by approximately $86,600 due to lower product costs resulting in lower selling prices.

         Cost of revenues for the three months ended February 28, 1998 decreased by $1,702,873 to $2,669,714 (or 73.1%)from $4,372,587 (or 77.6%)for the three months ended February 28, 1997. This decrease is due to the lower cost of product and to the other factors described above.

         Gross profit margin as a percentage of revenues increased to 26.9% from 22.4%. This improvement in margin resulted in part from lower product costs and in part from operation efficiencies.


         Selling, General and Administrative Expenses for the three months ended February 28, 1998 increased by $120,550 to $1,049,648 from $929,098 for the three months ended February 28, 1997. The increase is primarily due to higher salaries, inceased insurance expense and maintenance and repair expenses, offset in part by lower equipment expenses, telephone, uniform and selling expenses.


         Depreciation and amortization expense for the three months ended February 28, 1998 increased by $90,079 to $298,379 from $208,300 for the three months ended February 28, 1997. This increase is mainly due to the additions to property, plant and equipment.

         Interest Expense, net for the three months ended February 28, 1998, increased $82,862 to $167,244 from $84,382 for the three months ended February 28, 1997 due to an increase in certain indebtedness of the Company, reduced in part by the interest income on the ATI Note.

Six Months Ended February 28, 1998

          Revenues for the six months ended February 28, 1998, decreased by $2,765,215 to $7,635,346 from $10,400,561 for the six months ended February 28, 1997. The decrease is primarily due to lost home heating oil sales revenues resulting from the sale of Rockland Fuel Oil customer list of approximately $1,113,900. Commercial gasoline sales revenues declined by approximately $648,450 as a result of competitive pricing and lower selling prices. Wholesale oil terminaling operation revenues also declined by approximately $750,600 due to warm winter temperatures. Propane and retail gasoline product revenues decreased by approximately $244,100 due to lower product costs in the industry. In addition, thruput income decreased by approximately $224,000 as compared to the same period last year.

          Cost of revenues for the six months ended February 28, 1998 decreased by $2,448,960 to $5,677,077 (or 74.3%) from $8,126,037 (or 78.1%) for the six months ended February 28, 1997. This decrease is due to lower cost of product and to the other factors described above.

          Selling, General and Administrative Expenses for the six months ended February 28, 1998 increased by $133,295 to $1,826,215 from $1,692,920 for the six months ended February 28, 1997. The increase is primarily doe to higher salaries, increased telephone, uniform and selling expenses and maintenance and repair and equipment lease expenses, offset in part by decreases in professional fees and office and other expenses.

          Depreciation and amortization expense for the six months ended February 28, 1998 increased by $157,236 to $577,059 from $419,823 for the six months ended February 28, 1997. This increase is mainly due to the additions to property, plant and equipment.


          Interest expense , net for the six months ended February 28, 1998, increased by $237,026 to $337,509 from $100,483 for the six months ended February 28, 1997 due to an increase in certain indebtedness of the Company as compared to the same period last year, reduced in part by the interest income on the ATI Note.

Liquidity and Capital Resources

          Management has seen a recent decline in the cost of petroleum products which has resulted in decreased sales revenues. While the Company has achieved increased efficiencies in its core businesses, the Company is not in a position to meet its working capital, capital expenditure and acquisition requirements through operations. Without additional financing, there can be no assurance that the Company will be able to meet its cash requirements for the next twelve months. In this regard, management believes that its underlying assets have been significantly underutilized for quite some time due to the Company's lack of success in obtaining the desired level of financing. The Company will continue to pursue additional financing from a lending facility or an offering of its securities to enable the Company to meet the above-referenced cash requirements. There can be no assurance that the financing will occur or that the Company can find suitable acquisitions in the foreseeable future.

         HQ Gasoline will have to invest by December 1998 approximately $325,000 in order to meet Federal EPA and State Regulations for underground storage tanks. Through February 28, 1998, the mandatory requirements for six of the Company's locations have been completed.

         In addition the Company plans to modernize 10 of 25 gasoline stations which will generally require $20,000 to $550,000 per location for an aggregate of $1,600,000 (inclusive of the environmental upgrades referenced above). The modernization will be phased in over two years in order to minimize volume losses due to "downtime" encountered while each station location is under construction.

         Capital expenditures for the six months ended February 28, 1998 were $135,004. Included in this amount are expenditures for land in the amount of $48,500, and for propane equipment and other equipment and improvements to gas stations and the terminal facility totaling $86,504.

           On June 8, 1995 the Company acquired all of the capital stock of White Plains Fuel, Inc. in exchange for Company stock valued at $1,008,128. The shareholders of White Plains Fuel, Inc. received 168,020 shares of newly created Series A - 7.5% Cumulative Convertible Redeemable preferred Stock of the Company. For the fiscal period ended February 28, 1998, the Company declared dividends on the Series A Preferred Stock totaling $37,804. The fuel oil business of White Plains Fuel, Inc. is conducted by a third party operator under the terms of a four (4) year lease under which HQ Propane receives annual rental income of $288,000.

         On January 10, 1996, a total of 650,000 shares of the Company's common stock was reserved for the 1996 stock incentive plan for officers, employees, and consultants. The total options granted through February 28, 1998 are 434,000 leaving a balance of 216,000 shares in reserve as of February 28, 1998. Additionally, the Company granted to certain of its officers and employees a total of 1,200,000 options (outside of such plan) on November 14, 1996.

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

         On December 31, 1996 the Company entered into an agreement with a third party distributor pursuant to which it is leasing to such distributor eight (8) gasoline stations for a period of 10 years with an option for renewal. The distributor prepaid to the Company $280,238 for the second year of the lease term and the Company is carrying $233,531 as deferred income as of February 28, 1998.

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

         During the quarter ended February 28, 1997, the Company issued for certain consulting services 400,000 five (5) year warrants dated 2/27/97 at $.41 per warrant exercise price (all of which were exercised during the fiscal quarter ended November 30, 1997), 100,000 five (5) year warrants (10,000 dated 11/04/96, and 90,000 dated 2/18/97, none of which have been exercised)at $.3125 per warrant exercise price, and 15,000 five (5) year warrants dated 11/05/96 (none of which have been exercised) at $1.00 per warrant exercise price.

         On June 9, 1997, the Company obtained a one-year revolving credit facility in the maximum principal amount of $1,000,000. The maturity date has been extended to September 4, 1998. Interest accrues on outstanding balances at the prime rate plus 10% per annum, subject to a minimum of 17% per annum until June 1, 1998, at which time the minimum will increase to 20% per annum. The credit facility is secured by a security interest in all of the Company's accounts receivables, general intangibles, contract rights and inventory, as well as by the guarantees of Claire E. Tarricone, Joseph A. Tarricone, and Anthony J. Tarricone. As of February 28, 1998, the outstanding principal balance was $805,000.

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

         At various times during the six months ended February 28, 1998, certain Related Parties have loaned to the Company an aggregate of $232,954 which amount accrues interest at a rate of 8% per annum, payable on demand at anytime on or after September 1, 1998.

         The Company had a working capital deficiency of approximately $778,845 and a ratio of current assets to current liabilities of approximately 78% or 1:1.28 as at February 28, 1998.

Inflation

         There was no significant impact on the Company's operations as a result of inflation during fiscal 1997 and the six months ended February 28, 1998.

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

 Forward-Looking Statements

     The discussion in this report regarding the Company and its business and operations contains "forward-looking statements." Such statements consist of any statement other than a recitation of a historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative of any thereof or other variations thereon or comparable terminology. All forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward- looking statements. The Company does not have a policy of updating or revising forward-looking statements, and thus it should not be assumed that silence by management of the Company over time means that actual events or results are occurring as estimated in such forward-looking statements.

 Part II.     OTHER INFORMATION

Item 1.       Legal Proceedings

         On June 10, 1997, A. Tarricone, Inc. ("ATI"), the former parent of the Company's operating subsidiaries and divisions (ATI is wholly-owned by Claire E. Tarricone, Anthony J. Tarricone, and Joseph A. Tarricone, the Company's directors and principal executive officers), filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. In connection with the bankruptcy proceeding, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under a receivable from ATI in the amount of $3,877,563 and pre-petition liens on certain leasehold interests. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referred as "A. TARRICONE, INC., 97B21488." The Company has determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding. If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected. The Comapny is pursuing all appropriate avenues to protect its interest in this regard. However, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, that all or any portion of such indebtedness will be repaid to the Company or that the Company will otherwise be successful in protecting its interests. In this regard, management has writte-off, and has taken as a charge against earnings as a bad debt expense for the fiscal yer ended August 31, 1997, the entire amount of the receivable due from ATI at June 10, 1997, i.e., $3,877,563. Additionally, all executory contracts between ATI and the Company are susceptible to rejection, at the election of ATI, under the applicable provisions of the Code. Furthermore, any transfers from ATI to the Company on account of antecedent debt (of ATI to the Company) during the one year period prior to the date of filing of ATI's voluntary petition may be subject to avoidance under the applicable provisions of the Code. The occurrence of any such circumstances may have a material adverse effect on the Company.

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

         The Company is not a party to any other material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.
                                                F-15

SIGNATURES


         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HALSTEAD ENERGY CORP.


Dated:   April 20, 1998                      By:  /s/ Claire E. Tarricone
                                                ------------------------
                                                  President


Dated:   April 20, 1998                      By:  /s/ Joseph A. Tarricone
                                                ------------------------
                                                  Vice President/Treasurer