Form 10-Q
period 1998-05-31
HALSTEAD ENERGY CORP
filed 1998-07-15
CIK 791350

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly period ended May 31, 1998

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

                        Commission file number 0-25660

                              HALSTEAD ENERGY CORP.
      (Exact Name of Small Business Issuer as Specified in Its Charter)

          NEVADA                                    87-044639
(State of Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

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

                           Yes _______     No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of July 1, 1998, the issuer has 4,768,286 shares of its Common Stock outstanding.

                                                                   INDEX PAGE(S)


PART 1.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheet as of
              May 31, 1998 (unaudited).......................        F-2 -F-3

           Consolidated Statements of Operations for the three
              and nine months ended May 31, 1998 and 1997
             (unaudited).....................................        F-4

           Consolidated Statements of Stockholder's Equity for
             the year ended August 31, 1997 and for the nine
             months ended May 31, 1998 (unaudited)...........        F-5 - F-6

           Consolidated Statements of Cash Flows for the nine
             months ended  May 31, 1998 and 1997 (unaudited).        F-7

           Selected Notes to the Consolidated Financial Statements   F-8



ITEM 2.      MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                  F-9 - F-14

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings                                       F-15

             Signature Pages                                         F-16

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                   May 31, 1998
                                   (Unaudited)

                                   A S S E T S
                                   -----------

CURRENT ASSETS

     Cash.................................................    $    31,136
      Accounts Receivable - Trade, Net of  Allowance
      for Doubtful Accounts of  $110,000..................      1,118,348

     Inventories..........................................        213,437
     Note Receivable......................................        251,046
     Note Receivable - Related Party......................        402,897
     Income Tax Receivable................................        241,000
     Prepaid Expenses and Other Current Assets............        426,182
                                                              -----------

            TOTAL CURRENT ASSETS..........................      2,684,046

PROPERTY PLANT AND EQUIPMENT - NET

     Land.................................................        944,500
     Property Plant and Equipment.........................     10,801,042
                                                              -----------
            TOTAL PROPERTY PLANT AND EQUIPMENT............     11,745,542

OTHER ASSETS

         Net Deferred Tax Asset...........................        337,000
         Intangible Assets - Net..........................      1,578,350
                                                             ------------
            TOTAL OTHER ASSETS............................      1,915,350
                                                             ------------
            TOTAL ASSETS..................................  $  16,344,938
                                                             ------------
                                                             ------------

            See selected notes to the consolidated financial statements.

                                       F-2

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 1998
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
     Accounts Payable Trade................................      1,786,517
     Current Portion of Long-Term Debt.....................      1,034,854
     Deferred Revenue .....................................        494,804
     Accrued Expenses and Other Current Liabilities........        176,125
                                                               -----------

              TOTAL CURRENT LIABILITIES....................      3,492,300

Long-Term Debt - Net of Current Portion....................      3,298,205
Security Deposits Payable..................................        235,050
Due to Related Parties.....................................        677,253
                                                               -----------

              TOTAL LIABILITIES............................      7,702,808
                                                               -----------
Preferred Stock, $.001 Par Value, 168,020 Shares
         Authorized-Series A 7.5% Cumulative Convertible
         Redeemable 168,020 Shares Issued and Outstanding
         ($1,008,120 aggregate liquidation preference).....            168
Paid In Capital: Preferred.................................      1,064,001
                                                               -----------
                                                                 1,064,169

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 Par Value, 5,000,000 Shares
         580,646 Shares Authorized-Series B
         12.0% Cumulative Convertible Redeemable 560,125
         Shares Issued and Outstanding
         ($4,340,957 aggregate liquidation preference)....             560
Common Stock, $00.1 Par Value, 50,000,000  Shares
         Authorized, 4,703,171 Issued and Outstanding
         as of May 31, 1998...............................           4,703
Paid in Capital: Preferred................................       3,616,694
                 Common...................................       6,255,570
Accumulated Deficit.......................................      (2,199,566)
Subscription Receivable...................................        (100,000)
                                                               -----------
              TOTAL STOCKHOLDERS' EQUITY                         7,577,961
                                                               -----------
              TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY      $16,344,938
                                                               ===========



             See selected notes to the consolidated financial statements.

                                       F-3

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                   Three Months Ended        Nine Months Ended
                                         May 31,                   May 31,
                                   -------------------- ----------------------
                                     1998      1997       1998         1997
                                   -------------------- ----------------------

Revenues.......................  $3,182,098  $4,210,353 $10,817,444 $14,610,914
Cost of Revenues...............   2,306,827   3,189,470   7,985,128  11,315,507
                                 ----------  ----------  ----------  ----------
GROSS PROFIT...................     875,271   1,020,883   2,832,316   3,295,407
                                     27.51%      24.25%      26.18%      22.55%
OPERATING EXPENSES

 Selling General & Adm. Expenses    795,020     953,136   2,481,692   2,646,056
 Management Fee, Related Party.      90,000      90,000     270,000     270,000
 Gain on Sale of Customer List.    (200,000)   (175,667)   (200,000)   (175,667)
 Net Rental Income.............    (133,166)   (106,350)   (547,423)   (445,154)
 Depreciation and Amortization.     264,973     234,359     842,032     655,229
                                  ---------  ----------  ----------  ----------
 Operating Expenses                 816,827     995,478   2,846,301   2,950,464
                                  ---------  ----------  ----------  ----------
 Income (loss) from Operations.      58,444      25,405     (13,985)    344,943

 Interest Expense, Net              181,657      86,813     517,942     187,296
                                  ---------  ----------  ----------  ----------
 Income (loss) Before Tax
   Provision                       (123,213)    (61,408)   (531,928)    157,647
 Provision for Taxes                            (17,580)                 62,031
                                  ---------  ----------  ----------  ----------
 Net Income (loss)                 (123,213)    (43,828)   (531,928)     95,616
 Preferred Stock Dividends          149,131     101,380     880,717     406,821
                                  ---------  ----------- ----------  ----------
 Net Income (loss) Available
   to Common                      $(272,344) $ (145,208)$(1,412,645) $(311,205)
                                  ---------- ---------- -----------  ----------
                                  ---------- ---------- -----------  ----------

Net Income (loss) Per Share       $   (0.06) $    (0.03) $    (0.31) $    (0.07)
                                  ---------- ----------- ----------  ----------
                                  ---------- ----------- ----------  ----------
Average Number of Common Shares   4,703,171   4,840,228   4,525,559   4,756,895
                                  ---------- ----------- ----------  ----------
                                  ---------- ----------- ----------  ----------

            See selected notes to the consolidated financial statements.

                                                 F-4

                              HALSTEAD ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (Unaudited)

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



                              HALSTEAD ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



             PREFERRED STOCK  COMMON STOCK                        STOCK
             $.001 PAR VALUE $.001 PAR VALUE PAID IN (ACCUMULATED  SUB.   TOTAL
             ISSUED  AMOUNT   ISSUED AMOUNT  CAPITAL   DEFICIT)    REC.   EQUITY
             ---------------  ------------- -------  ------------ ------  ------
Dividends
Declared:
Preferred
Series A       0    $    0      $  0   $ 0      $ 0  ($56,706)  $  0   ($56,706)

Dividends
Declared:
Preferred
Series B       0         0         0     0        0  (467,814)      0  (467,814)

Common Shares
Issued on
Conversion of
Options        0         0   400,000   400  163,600         0       0   164,000

Common Shares
Issued to
Consultant for
Svcs. Rendered 0         0    50,000    50   49,950         0       0    50,000

Restructuring  of
Series B Preferred
and Conversion
of Debt     (6,960)     (7)        0     0  (53,927)         0      0   (53,934)

Restructuring of
Series B Preferred
and Conversion of
Debt Costs     0         0         0     0  (99,562)         0      0   (99,562)

Common Shares
 Issued in Lieu
 of Dividends  0         0   134,570   135  269,005   (269,140)     0         0

Net (Loss) -
May 31, 1998   0         0         0     0        0   (531,928)     0 (531,928)

Balances at
May 31,
1998   560,125 $560  4,703,171 $4,703 $9,872,264($2,199,566)($100,000)$7,577,961
       =======  ===  =========  =====  ========= ==========  ========  =========


               See selected notes to the consolidated financial statements.


                              HALSTEAD ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                          Nine Months Ended
                                                                May 31,

                                                           1998        1997
                                                           ----        ----

Cash flows from Operating Activities:

     Net Income (Loss)............................       ($531,928)   $ 95,616

     Adjustments to Reconcile Net Income (Loss)
      to Net Cash provided by Operating Activities:
      Depreciation & Amortization.................         842,032     655,229
      Gain on Sale of Customer List...............        (200,000)   (175,667)
      Change in Operating Assets and Liabilities:.
      Accounts Receivable.........................         (69,884)   (343,685)
      Inventory...................................         (44,507)   ( 46,076)
      Prepaid Expenses and other Current Assets...          (4,314)    (13,968)
      Accounts Payable, Accrued Expenses and Other
       Current Liabilities.......................         (323,234)    387,999
      Deferred Revenue............................        (180,342)    437,502
                                                         ---------   ---------
         Net Cash Used in Operations                      (512,177)    996,950


Cash Flows From Investing Activities:

     Intangible Assets...........................         (280,897)   (627,966)
     Net Proceeds from Sale of Customer List.....          200,000     175,667
     Acquisition of  Property and Equipment......         (230,887)  (1,261,921)
     Net Repayment (Advance) Note Receivable-ATI.                0   (1,607,987)
     Security Deposits Payable...................           (2,756)          0
                                                        ----------   ---------
        Net Cash Provided Used in Investing Activities    (314,540) (3,322,207)


Cash Flows From Financing Activities:

     Increase (Decrease) in Cash Overdraft.......                       97,244
     Net Proceeds from the Issuance of Common Stock        299,394     201,070
     Proceeds from Short Term Borrowings.........                0           0
     Proceeds from Long Term Borrowings..........          426,886     260,489
     Net Borrowing from Related Parties..........          831,689           0
     Repayment of  Long Term Debt................                0    (237,024)
     Preferred Stock Dividends...................         (763,411)    (58,178)
                                                        ----------   ---------
Net Cash Provided  by Financing Activities.......          794,558     263,601

Net Decrease in Cash.............................          (32,159) (2,061,656)

    Cash at Beginning of Period..................           63,295   2,061,656
                                                        ----------   ---------
    Cash at End of Period .......................         $ 31,136   $       0
                                                        ----------  ----------
                                                        ----------  ----------
Supplement Disclosure of Cash Flow Information

Cash Paid During the Period For:
    Interest Expense.............................         $359,577   $ 272,742
    Income Taxes.................................         $      0   $       0
    Acquisition of  Property & Equipment.........         $180,887   $1,261,921
    Acquisition of Land..........................         $ 50,000   $       0

Non Cash Transactions:
    Acquisition of Property and Equipment                 $      0   $ 387,500
    Preferred Stock Issued for Unpaid Dividends..         $524,520   $       0
    Conversion of Preferred Stock to Long Term Debt       $600,000   $       0
    Common Stock Issued for Unpaid Dividends.....         $269,140   $       0

          See Selected notes to the consolidated financial statements.


               Selected Notes to the Consolidated Financial Statements
                                    (Unaudited)


(1)      Summary of Significant Accounting Policies:

         The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at May 31, 1998.

         Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, August 31, 1997 contained in the Company's Annual Report on Form 10-KSB dated February 2, 1998.

         The results reflected for the nine month period ended May 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1998.


(2)      Options and Warrants:

         The following table sets forth the options and warrants of the Company as of May 31, 1998:


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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Three Months Ended May 31, 1998

     Revenues for the three months ended May 31,1998, decreased to $3,182,098 from $4,210,353 for the three months ended May 31, 1997. The decrease is primarily due to the loss of the home heating oil and service revenues from the sale of the Rockland Fuel Oil customer list in the third quarter of 1997 and from the commerical gasoline business which has experienced competitive pricing and lower selling prices. Propane and retail gasoline product revenues were flat quarter to quarter.

     Cost of revenues for the three months ended May 31, 1998, decreased to $2,306,827 (or 72.5% of revenue)from $3,189,470 (or 75.8% of revenue)for the three months ended May 31, 1997. This decrease of revenue is due to the lower cost of product and to the other factors described above.

     Gross profit margin as a percentage of revenues increased to 27.5% from 24.3%. This increase in margin as a percentage of revenues resulted in part from improved margins in the propane and gasoline business and increased volume and lower product costs.

     Selling, General and Administrative Expenses for the three months ended May 31, 1998 decreased to $795,020 from $953,136 for the three months ended May 31, 1997. The decrease is primarily due to a proactive program of reducing SG &A expeses, such as professional fees, office and vehicle expenses.

     Depreciation and amortization expense for the three months ended May 31, 1998 increased to $264,973 from $234,359 for the three months ended May 31, 1997. This increase is mainly due to the additions to property, plant and equipment.

     Interest Expense, net for the three months ended May 31, 1998, increased to $181,657 from $86,813 for the three months ended May 31, 1997 due to an increase in certain indebtedness of the Company, reduced in part by the interest income on the ATI Note.

Nine Months Ended May 31, 1998

     Revenues for the nine months ended May 31, 1998, decreased to $10,817,444 from $14,610,914 for the nine months ended May 31, 1997. The decrease is primarily due to the loss of the home heating oil and service revenues from the sale of the Rockland Fuel Oil customer list in the third quarter of 1997 and from the commercial gasoline business which has experienced competitive pricing and lower selling prices. Wholesale oil terminaling operation revenues also declined due to warm winter temperatures. Propane and retail gasoline product revenues increased due to higher gallon sales.

     Cost of revenues for the nine months ended May 31, 1998 decreased to $7,985,128 (or 73.8% of revenue ) from $11,315,507 (or 77.4% of revenue) for the nine months ended May 31, 1997. This decrease is due to lower cost of product and to the other factors described above.

     Selling, General and Administrative Expenses for the nine months ended May 31, 1998 decreased to $2,481,692 from $2,646,056 for the nine months ended May 31, 1997. The decrease is primarily due to cost cutting programs resulting in lower professional fees, office and other expenses.

     Depreciation and amortization expense for the nine months ended May 31, 1998 increased to $842,032 from $655,229 for the nine months ended May 31, 1997. This increase is mainly due to the additions to property, plant and equipment.

     Interest expense , net for the nine months ended May 31, 1998, increased to $517,942 from $187,296 for the nine months ended May 31, 1997 due to an increase in certain indebtedness of the Company as compared to the same period last year, reduced in part by the interest income on the ATI Note.

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

     HQ Gasoline will have to invest by December 1998 approximately $325,000 in order to meet Federal EPA and State Regulations for underground storage tanks. Through May 31, 1998, the mandatory requirements for nine of the Company's locations have been completed.

     In addition, subject to the availability of financing, the Company plans to upgrade 10 of 25 gasoline stations, which will generally require a $20,000 to $550,000 per location investment for an aggregate of $2,000,000 (inclusive of the environmental upgrades referenced above). The purpose of these upgrades are to modernize equipment and to increase revenue and cash flow through the addition of convenience stores. The modernization will be phased in over two years in order to minimize volume losses due to "downtime" encountered while each station location is under construction.

     Capital expenditures for the nine months ended May 31, 1998 were $230,887. Included in this amount are expenditures for land, propane equipment and other equipment and improvements to gas stations and the terminal facility.

     On June 8, 1995 the Company acquired all of the capital stock of White Plains Fuel, Inc. in exchange for Company stock valued at $1,008,128. The shareholders of White Plains Fuel, Inc. received 168,020 shares of newly created Series A - 7.5% Cumulative Convertible Redeemable preferred Stock of the Company. For the quarter ended May 31, 1998, the Company declared dividends on the Series A Preferred Stock totaling $56,707. The fuel oil business of White Plains Fuel, Inc. is conducted by a third party operator under the terms of a four (4) year lease under which HQ Propane receives annual rental income of $288,000.

     On January 10, 1996, a total of 650,000 shares of the Company's common stock was reserved for the 1996 stock incentive plan for officers, employees, and consultants. The total options granted through May 31, 1998 are 434,000 leaving a balance of 216,000 shares in reserve as of May 31, 1998. Additionally, the Company granted to certain of its officers and employees a total of 1,200,000 options (outside of such plan) on November 14, 1996.

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

         On December 31, 1996 the Company entered into an agreement with a third party distributor pursuant to which it is leasing to such distributor eight (8) gasoline stations for a period of 10 years with an option for renewal. The distributor prepaid to the Company $280,238 for the second year of the lease term and the Company is carrying $163,471 as deferred income as of May 31, 1998.


         On May 16, 1997 the Company entered into an agreement for the sale of its retail fuel oil customer list to an independent third party distributor. The terms of the sale were $200,000 at closing, $200,000 on the first anniversary, and $127,000 on the second anniversary with interest on outstanding amounts at a rate of 6% per annum. The Company is recording this sale on an installment basis and accordingly, the Company will recognize profit when payments are received. Through May 31, 1998. the Company has recognized $375,667 as profit.

     On June 9, 1997, the Company obtained a one-year revolving credit facility in the maximum principal amount of $1,000,000. The maturity date has been extended to September 4, 1998. Interest accrues on outstanding balances at the prime rate plus 10% per annum, subject to a minimum of 17% per annum until June 1, 1998, at which time the minimum will increase to 20% per annum. The credit facility is secured by a security interest in all of the Company's accounts receivables, general intangibles, contract rights and inventory, as well as by the guarantees of Claire E. Tarricone, Joseph A. Tarricone, and Anthony J. Tarricone. As of May 31, 1998 the outstanding principal balance was $795,000.

     On September 24, 1997, the Company, Claire E. Tarricone, Anthony J. Tarricone and Joseph A. Tarricone and Infinity Investors Limited ("Infinity") entered into a certain Restructuring Agreement (the "Restructuring Agreement"). Under the terms of the Restructuring Agreement,Infinity agreed to exchange 77,419 shares of Series B Preferred Stock in the Company and all accrued and unpaid dividends on the outstanding shares of Series B Preferred Stock for the Company's Subordinated Promissory Note in the principal amount of $600,000 (the "Note"). The Note accrues interest at 12% per annum compounded quarterly through September 24, 1999 and accrues simple interest at 12% per annum after September 24, 1999. The note matures on September 24, 2002, although the Company is required to make mandatory prepayment upon the occurrence of certain events. The terms of the balance of the 560,126 shares of Series B Preferred Stock owned by Infinity were amended to provide, among other things, for (i) a fixed conversion price of $2.00 per share of Series B Preferred Stock, (ii) the removal of certain limitations on the rights of holders of the Series B Preferred Stock to convert those shares into the Company's Common Stock, and (iii) an increase in the dividend rate of the Series B Preferred Stock to 12% from 8% per annum. The Company also agreed to register such shares of Common Stock.

     At various times during the nine months ended May 31, 1998, certain Related Parties have loaned to the Company an aggregate of $677,253 which amount accrues interest at a rate of 8% per annum, payable on demand at anytime on or after September 1, 1998.

     The Company had a working capital deficiency of approximately $1,072,005 and a ratio of current assets to current liabilities of approximately 72.1% or 1:1.30 as at May 31, 1998.

Inflation

         There was no significant impact on the Company's operations as a result of inflation during fiscal 1997 and the nine months ended May 31, 1998.

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

 Part II.     OTHER INFORMATION

Item 1.       Legal Proceedings

         On June 10, 1997, A. Tarricone, Inc. ("ATI"), the former parent of the Company's operating subsidiaries and divisions (ATI is wholly-owned by Claire E. Tarricone, Anthony J. Tarricone, and Joseph A. Tarricone, the Company's directors and principal executive officers), filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. In connection with the bankruptcy proceeding, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under a receivable from ATI in the amount of $3,877,563 and pre-petition liens on certain leasehold interests. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referred as "A. TARRICONE, INC., 97B21488." The Company has determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding. If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected. The Company is pursuing all appropriate avenues to protect its interest in this regard. However, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, that all or any portion of such indebtedness will be repaid to the Company or that the Company will otherwise be successful in protecting its interests. In this regard, management has written-off, and has taken as a charge against earnings as a bad debt expense for the fiscal year ended August 31, 1997, the entire amount of the receivable due from ATI at June 10, 1997, i.e., $3,877,563. Additionally, all executory contracts between ATI and the Company are susceptible to rejection, at the election of ATI, under the applicable provisions of the Code. Furthermore, any transfers from ATI to the Company on account of antecedent debt (of ATI to the Company) during the one year period prior to the date of filing of ATI's voluntary petition may be subject to avoidance under the applicable provisions of the Code. The occurrence of any such circumstances may have a material adverse effect on the Company.

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


                                            HALSTEAD ENERGY CORP.


Dated:   July 15, 1998                      By:  /s/ Claire E. Tarricone
                                                ------------------------
                                                  President


Dated:   July 15, 1998                      By:  /s/ Joseph A. Tarricone
                                                ------------------------
                                                  Vice President/Treasurer