Form 10-K
period 1998-08-31
HALSTEAD ENERGY CORP
filed 1998-11-30
CIK 791350

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C. 20549

                             FORM 10-KSB
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934 (Fee Required)

                 For Fiscal Year Ended August 31, 1998

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

              For the Transition Period ______ to ______

                      Commission File No. 0-25660

                         HALSTEAD ENERGY CORP.
            (Name of small business issuer in its charter)

             Nevada                                  87-0446395
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

The issuer's revenues for it most recent fiscal year were $13,272,991.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of November 1, 1998 was $3,957,499.

As of November 1, 1998, the issuer had 3,013,750 shares of its Common Stock outstanding.

PART 1

ITEM 1.   BUSINESS

Background

      Halstead Energy Corp. (the "Company") was originally incorporated in the State of Utah on January 15, 1986 under the name of Technical Analysis, Inc. Effective October 8, 1990, the Company changed its corporate domicile to the State of Nevada. On August 5, 1993 the Company acquired Halstead Quinn Propane, Inc. ("HQ Propane") in exchange for 1,085,000 shares of the Company's Common Stock. Simultaneous with such acquisition, the Company changed its name to Halstead Energy Corp.

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


Recent Developments

     The Company sold the customer list and certain other assets of its wholly-owned subsidiary, White Plains Fuel, Inc., in October 1998, to the third party that had operated such business since June 1995, for a purchase price of $361,000.

     In April 1998, HQ Propane acquired certain assets (including a customer list) from a small retail propane distributor serving Westchester and Putnam counties.

     In October 1998, the Company effected a one-for-two reverse stock split respecting the Company's common stock. Except as expressly set forth herein to the contrary, all share, share price, exercise price and conversion price information shall be stated/restated to reflect such reverse stock split.

     The Company's Common Stock was delisted from The Nasdaq Small Cap Market, Inc. ("Nasdaq"), effective as of the close of business on November 9, 1998, as a result of Nasdaq's determination that the Company failed to satisfy the terms of a Nasdaq qualifications exception which was granted on September 8, 1998.
Although the Company intends to challenge the delisting, there can be no assurance that the Comany's common stock will be re-listed on The Nasdaq Small Cap Market after completion of the review process. If the Company's securities are excluded from The Nasdaq Small Cap Market, it may adversely affect the prices of such securities and the ability of holders to sell them.

Retail Propane Distribution

     HQ Propane (formerly Halstead Quinn Fuel Oil Co., Inc.), based in central Westchester County in Mt. Kisco, New York, was established in 1946 and since 1958 has been a retail distributor of liquid propane gas and propane equipment and also provides services related thereto. A. Tarricone, Inc. ("ATI") acquired HQ Propane in 1975 and subsequently spun it off to its shareholders in December 1992. In July 1996, HQ Propane acquired the customer list and certain other assets of E.F. Osborn & Sons, a Pawling, New York-based retail propane distributor), and in April 1998, HQ Propane acquired certain assets (including a customer list) from another small retail propane distributor serving Westchester and Putnam counties.

     HQ Propane has over 7,000 accounts. Of these accounts, approximately 80% are Westchester County residents and businesses, and the remaining 20% are located throughout the surrounding counties of Putnam and Dutchess in New York State.

     Westchester County harbors many affluent communities whose lifestyles create an above average demand for energy-intensive applications and, the Company believes, are also more resistant to recessionary pressures. This is partly exemplified by the slow but steady growth in sales revenues over the last three years. The Company believes that, in Westchester County, HQ Propane has a market share of approximately 18%. In terms of accounts, the Company believes that HQ Propane is the second largest retail propane distributor in Westchester County.

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

     The terminal facility has been operated by ATI pending the approval of HQ Propane's application with New York State for a Terminal Operator's and Diesel Motor Fuel License. See "Certain Relationships and Related Transactions" and "BUSINESS--Certain Licenses Relating to the Company's Business."

Gasoline

     HQ Gasoline supplies 25 retail gasoline stations throughout eastern New York State under the trade names "ATI" and "Gulf" and effective January 7, 1999 , Getty. HQ Gasoline's ability to market under different brand names provides the Company with an opportunity to reach consumers at the low, middle and high end of the market, thereby allowing greater flexibility in its marketing strategies. Because gasoline usage is relatively constant throughout the year, the operation of gasoline stations allows the Company to offset, in part, the seasonal fluctuations that affect the company fuel oil distribution divisions. Most of the stations are situated in high traffic areas at major intersections. Presently, five of the 25 facilities are, or have received permits to construct, combination convenience store/gasoline pumping facilities. The balance of the outlets are combination automotive repair shop/gasoline pumping facilities. Nine of the 25 gasoline stations are leased from ATI. See "Certain Relationships and Related Transactions".

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

     In December 1996, the Company terminated its lease of four of its 21 stations to an independent third party distributor, and simultaneously therewith, entered into a master lease of eight of its 21 gasoline stations to another independent third party distributor. The master lease has an initial term of ten (10) years, and the lessee thereunder has an option to renew such lease for an additional ten (10) year term. The lease requires that annual rental payments be made in advance, on the first day of each year of the lease term. The lease is a triple net lease agreement which requires the lessee to maintain, operate, and supply all gasoline to the station outlets. The lessee must also make the necessary capital improvements to meet applicable environmental laws by 1998.

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

     The rebuilding will require expenditures that range from $20,000 to $550,000 per facility, depending upon the individual station site. The program is site specific, taking into consideration competition, lot size, building dimensions, traffic count, community demographics, and area development. By completing its rebuilding program, the Company believes it will achieve increased cash flow from operations as a result of increased sales revenues and rental income. In this regard, as part of the rebuilding program, management intends to acquire certain station leaseholds from ATI at fair market value. The acquisition of these leasehold interests will protect the Company's investment in, and long term earnings potential, from this revenue source. See "Certain Relationships and Related Transactions".

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

     The Company acquired all of the stock of White Plains Fuel, Inc., a retail distributor of fuel oil and diesel fuel, on June 8, 1995, in exchange for 168,020 shares of newly created Series A 7.5% Cumulative Convertible Redeemable Preferred Stock of the Company. The Company sold the customer list and certain other assets of White Plains Fuel, Inc. in October 1998, to the third party that had operated such business since June 1995, for a purchase price of $361,000.

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

     Retail gasoline customers are generally brand loyal or price shoppers who generally factor appearance, convenience, and credit cards into their decision making process before making an affirmative decision. HQ Gasoline's ability to market under the trademarks "Gulf" and "ATI", and effective January 1, 1999, "Getty" largely meet the criteria exercised by customers in making their purchase decisions. However, the Company must complete its station rebuilding program in order to ensure that the standard which are particularly important to the motoring public, such as appearance, are maintained.

      No single customer accounts for 10% or more of the Company's consolidated revenues.

Weather Stability

     The weather patterns during the winter can have a material effect on the Company's fuel oil and propane related businesses. Although average temperatures over time have varied to a very limited extent and the Company does not expect that average temperatures will vary significantly in the future, winter temperatures can vary significantly from one year to the next. A warmer than usual winter should reduce the number of gallons of fuel oil and propane sold which would result in reduced profits from the Company's fuel oil and propane related operations. Severe ice and snow storms can also greatly effect consumers driving patterns, thereby reducing the Company's gasoline revenues. Ice and snow can also greatly reduce delivery productivity, thereby reducing the number of gallons which can physically be delivered in a certain period of time. Such conditions would most likely demand significant overtime hours resulting in increased payroll expense.

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

Petroleum Supply

     One major supplier provides the Company with its propane product requirements. Three major suppliers provide the Company with its gasoline requirements. Approximately 20% of such requirements are met by Gulf Oil pursuant to an agreement with the Company. All of the fuel oil and diesel fuel product requirements of the Company's customers are met by ATI. Upon the issuance of its diesel motor fuel license from New York State, HQ Propane will assume ATI's role in procuring the Company's petroleum product requirements. See "Certain Relationships and Related Party Transactions" and "BUSINESS--Certain Licenses Relating to the Company's Business."

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

Competition

     The Company's business is highly competitive. In addition to competition from alternative energy sources, HQ Propane competes with propane distributors offering a broad range of services and prices, from full service distributors similar to HQ Propane, to those offering delivery only. Competition with other companies in the propane industry is based primarily on customer service and price. Long-standing customer relationships are typical in the propane industry. Many companies in the industry, including HQ Propane, deliver propane to their customers based upon weather conditions and historical consumption patterns without the customer having to make an affirmative purchase decision each time propane is needed. In addition, most companies, including HQ Propane, provide equipment repair service on a 24-hour a day basis, which tends to build customer loyalty. As a result, HQ Propane may experience difficulty in acquiring new retail customers due to existing relationships between potential customers and other propane distributors. As of the date of this report, fuel oil and propane are less expensive sources of energy than electricity. Natural gas, which is currently less expensive than propane, is not readily available in Upper Westchester and Putnam Counties where all of the Company's propane operations are conducted. Accordingly, the Company believes that an insignificant number of its customers will switch from fuel oil or propane to alternative energy sources at this time.

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

Certain Licenses Relating to the Company's Business

     HQ Propane's principal terminal facility is currently operated by ATI pending the approval of HQ Propane's application with the State of New York for terminal operator's and diesel motor fuel licenses. On October 6, 1995, New York State requested HQ Propane to post certain bonds as a prerequisite to obtaining the foregoing licenses. On October 25, 1995, these bonds were obtained by the Company and the State approved the same. Management believed at the time that the Company had thereby completed substantially all steps necessary to receiving such licenses. However, these licenses have not as of yet been granted. There can be no assurance about the prospect of obtaining the approval of such licenses. The $.02 per gallon fee charged by ATI for these services would be eliminated simultaneously with the issuance of HQ Propane's terminal operator's license and its diesel motor fuel licenses. See "LEGAL PROCEEDINGS" and"Certain Relationships and Related Transactions."

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


Environmental/Governmental Regulation

     The Company's operating divisions are subject to various governmental regulations. New regulations regarding underground storage tanks ("UST's"), including those at service stations, have been issued by the United States Environmental Protection Agency (the "EPA"). The regulations cover the design, construction and installation of new UST systems, and require that existing systems meet certain EPA standards. The regulations require that owner/operators of UST systems demonstrate financial responsibility for the cleanup of spills or releases, and/or to compensate third parties for any resulting damages. The Company has recently upgraded its HQ Terminal Facility and its other storage facilities to conform with applicable law and the Company has an ongoing program for maintenance, testing, retrofitting, or replacement of UST's. In addition, the Company maintains Pollution Liability Coverage on 11 of the 22 Gasoline Stations presently leased by the Company. Three of the 25 stations operated by the Company are supply contracts only, and therefore management does not believe that the Company would be subject to any environmental exposures.) In addition, 8 stations are leased to a third party distributor which, under the terms of said lease, is responsible for any environmental liability as of January 1, 1997. The Alexander Street Terminal is also insured under a separate Pollution Legal Liability Policy.

      The Company believes that its operating divisions are in compliance with all applicable regulatory requirements and have all governmental licenses and permits (other than those described above in "BUSINESS - Certain Licenses Relating to the Company's Business") required for their business operations, except where the failure to be in compliance or maintain such licenses and permits would not have a material adverse effect on the Company's business. Management knows of no pending or threatened proceedings or investigations under Federal or State environmental laws which would have a material adverse effect on the Company's business. Management cannot predict the impact on the Company and its operating divisions of new governmental regulations and requirements.

     The Company will have to invest an estimated minimum of $283,000 in order to meet EPA and State regulations for underground storage tanks by December, 1998.

Employees

      As of November 1, 1998, the Company had a total of 31 employees, of which 20 are office, clerical and customer service personnel, 4 were drivers, 3 were mechanics, and 4 were executive officers of the Company. All of the Company's employees are full time and one is seasonally employed. Seven employees are represented by the International Brotherhood of Teamsters and Chauffeurs Union, Local 456 under a contract which expires on December 31, 2001. Management believes that its relations with both its union and nonunion employees are satisfactory.

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

      As of November 1, 1998, HQ leased the following stations from ATI (See "Certain Relationships and Related Transactions"):


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

      (8)     West Hurley #315                    1105 Route 28
                                                  Kingston, New York 12401

      (9)     Pine Plains #411                    Route 199 - Box 421
                                                  Pine Plains, New York 12567

     Five of the above leases expire on August 31, 2003, two expire on August 31, 2018, and the other two expire on November 28, 2006 with an option for an additional ten year term expiring November 28, 2016. The aggregate annual rental amount under these leases was $213,633 for the fiscal year ending August 31, 1998. For the five leases expiring on August 31, 2003, the aggregate rental amount will range from $125,633 in the fiscal year ending August 31, 1999 to
$137,885   in the fiscal  year  ending  August 31,  2003.  For the four  leases expiring on August 31, 2018 or November 28, 2006, as the case may be, the aggregate rental amount will range from $89,150 in the fiscal year ending August 31, 1999 to $88,000 in the fiscal year ending August 31, 2018.

ITEM 3.     LEGAL PROCEEDINGS

      In January 1994, HQ Propane was served with a complaint dated January 5, 1994 relating to an action entitled RAP Holding Corp. v. Halstead Quinn Fuel Co. Inc., and A. Tarricone, Inc. in the Supreme Court of New York, County of Westchester. The plaintiff is the owner of property in Westchester County, New York which was leased by HQ Propane from June 1, 1979 to May 31, 1989. The complaint alleges that, during the term of the lease, the Company discharged petroleum products onto the property and seeks $106,173 damages for the costs of clean up and removal of the contaminated soil and an additional $300,000 for diminution of value. The Company has retained outside counsel and is vigorously defending itself in this lawsuit. As of November 1, 1998, there has been no further action in this case.

     On June 10, 1997, A. Tarricone, Inc. ("ATI"), the former parent of the Company's operating subsidiaries and divisions(ATI is wholly-owned by Claire E.Tarricone, Anthony J.Tarricone and Joseph A.Tarricone, the Company's directors and principal executive officers), filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. In connection with the bankruptcy proceeding, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under a receivable from ATI in the amount of $3,877,563 and pre-petition liens on certain leasehold interests. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referenced as "A. Tarricone, Inc., 97B21488." The Company has determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding. If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected. The Company is pursuing all appropriate avenues to protect its interests in this regard. However, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, that all or any portion of such indebtedness will be repaid to the Company or that the Company will otherwise be successful in protecting its interests. In this regard, management elected to write-off, and has taken as a charge against earnings as a bad debt expense, in the fourth quarter of the fiscal year ending August 31, 1997, the entire amount of the receivable due from ATI at June 10, 1997, i.e.,$3,877,563. Additionally, all executory contracts between ATI and the Company are susceptible to rejection, at the election of ATI, under the applicable provisions of the Code. Furthermore, any transfers from ATI to the Company on account of antecedent debt (of ATI to the Company)during the one-year period prior to the date of filing of ATI's voluntary petition may be subject to avoidance under the applicable provisions of the Code. The occurrence of any such circumstances may have a material adverse effect on the Company.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS

            None.

                                PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED
                    STOCKHOLDER MATTERS

     Effective at the close of business on November 9, 1998, the Company's Common Stock became delisted from The NASDAQ SmallCap Stock Market (see discussion below) and became listed in the Nasdaq Bulletin Board under the symbol "HSNR." From March 13, 1995 through and including November 9, 1998, the Company's Common Stock was listed on The NASDAQ SmallCap Stock Market under the symbol "HSNR". Prior to that date, the Company's Common Stock was listed in the Nasdaq Bulletin Board under the symbol "HSNR." On October 16, 1998, the Company effected a 1 for 2 reverse stock split, and unless otherwise noted all share and per share data have been restated herein accordingly.

     The following table sets forth the presplit range of high and low closing bid prices for the Company's Common Stock from August 31, 1996 through August 31, 1998, as reported by NASDAQ, which bid prices reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and many not represent actual transactions.

                                                 Presplit
                                                Bid Prices
                                                ----------
                                        High                     Low
                                        ----                     ---
      Fiscal 1996
      First Quarter...................  6 19/32                  5
      Second Quarter................... 6 31/64                  4 5/16
      Third Quarter.................... 7                        4 5/16
      Fourth Quarter..................  6                        1 5/32

      Fiscal 1997
      First Quarter................... 1 5/16                      3/64
      Second Quarter..................   9/16                      5/64
      Third Quarter................... 1 5/64                      9/32
      Fourth Quarter.................. 1                           5/16

      Fiscal 1998
      First Quarter................... 2  1/16                   2 9/32
      Second Quarter.................. 1 13/16                     1/2
      Third Quarter................... 3  1/32                     7/16
      Fourth Quarter.................. 1                           1/2

     As of November 20, 1998, there were 173 holders of record of the Company's Common Stock. However, those shares being held at various clearing houses including the Depository Trust Company, and Cede & Company have not been broken down. Accordingly, the Company believes there are numerous beneficial owners of the Company's common stock whose shares are held in "street name", including the Depository Trust Company and Cede & Company have not been broken down.

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

     The Company's Common Stock was delisted from The Nasdaq Small Cap Market, Inc. ("Nasdaq"), effective as of the close of business on November 9, 1998, as a result of Nasdaq's determination that the Company failed to satisfy the terms of a Nasdaq qualifications exception which was granted on September 8, 1998.
Although the Company intends to challenge the delisting, there can be no assurance that the Company's common stock will be re-listed on The Nasdaq Small Cap Market after completion of the review process. If the Company's securities are excluded from The Nasdaq Small Cap Market, it may adversely affect the prices of such securities and the ability of holders to sell them.

     In the event that the Company is unable to satisfy Nasdaq's re-listing/maintenance requirements, trading would be conducted in the "pink sheets" or on the NASD's Electronic Bulletin Board. If the Common Stock is not quoted on The Nasdaq SmallCap Market, and if the Company does not have $2,000,000 in net tangible assets, trading in the Common Stock would be covered by rules promulgated under the Exchange Act for non-Nasdaq and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Consequently, the rule would affect the ability of holders of the Common Stock, including purchasers in this offering, to sell their Common Stock in the secondary market. Securities are exempt from these rules if the market price is at least $5.00 per share.

     The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include an equity security listed on The Nasdaq SmallCap Market and an equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000 if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

     If the Company's Common Stock were to be subject to the regulations on penny stocks, the market liquidity for the Common Stock would be severely affected by the more limited ability of broker/dealers to sell the Common Stock in the public market. There is no assurance that trading in the Company's securities will not be subject to these or other regulations that would adversely affect the market for such securities.

     As a result of delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Common Stock. Delisting from The Nasdaq SmallCap Market may also cause a decline in share price, loss of news coverage of the Company and difficulty in obtaining subsequent financing.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATION

Results of Operations

      Year ended August 31, 1998 Compared to Year Ended August 31, 1997.

     Revenues for the year ended August 31, 1998, decreased by $5,394,141 to $13,272,991 from $18,667,132 for the year ended August 31, 1997. The decrease is primarily due to a 50% decline in the Dino Oil commercial gasoline business which has experienced strong price undercutting. Revenues also suffered as a result of lower selling prices which followed declining custs of product. Retail gasoline product increased due to higher revenue gallon sales. Propane revenues were flat year to year.

     Cost of Revenues for the year ended August 31, 1998 decreased by $4,633,188 to $10,044,192. This decrease is due to the lower cost of product and the other factors mentioned above.

     Gross profit was 24.3% of revenue at August 31, 1998, an increase over the 21.4% at August 31, 1997.

     Selling, General and Administrative Expenses for the year ended August 31, 1998 increased to $4,216,569 from $4,122,861 for the year ended August 31, 1997, due to professional fees. Selling, general and administrative expenses mainly represent fixed costs.

     Depreciation and Amortization for the year ended August 31, 1998 decreased to $1,269,608 from $1,319,443 for the year ended August 31, 1997. The decrease is primarily attributable to certain fixed asset being fully depreciated.

     Bad debt expense for the year ended August 31, 1998 decreased to $12,562 from $4,694,998 for the year ended August 31, 1997. The bad debt expenses in 1997 primarily resulted from the ATI bankruptcy and management's decision to write-off the entire pre-petition note receivable due from ATI of $3,877,563 in addition to the other write-offs of $817,435.

     Interest Expense net for the year ended August 31, 1998 increased to $664,459 from $402,518 for the year ended August 31, 1997 due to an increase in certain indebtedness of the Company as compared to the same period last year.

     Net Rental Income for the year ended August 31, 1998 increased by $125,643. The increase was due to increased gasoline station and other rental income.

     Gain on the sale of asset for the years ended August 31, 1998 and 1997 was $200,000 and 175,667, respectively. The gain was due to the sale of the retail fuel oil customer list of Rockland Fuel Oil, Inc., a wholly-owned subsidiary of HQ Propane ("Rockland"). to an independent third party distributor.

Factors  That May  Affect  Future  Results

     This report contains various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including financial, operating and other projections. These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

     Important factors that could cause actual results to differ include, among others, risks associated with acquisitions and achieving targeted cost savings levels, fluctuations in operating results because of acquisitions, changes in applicable government regulations (environmental and other) the impact of litigation, competition, changes in prices for petroleum-based products. As a result of these factors, the Company's revenues and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

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

     HQ Gasoline will have to invest a minimum of approximately $283,000 by the end of December 1998 in order to meet Federal EPA and State Regulations for underground storage tanks. Through August 31, 1998, the mandatory requirements for 5 of the Company's locations have been completed.

     In addition, the Company plans to rebuild 13 of 25 gasoline stations which will generally require $20,000 to $750,000 per location for an aggregate of $2,500,000 (inclusive of the environmental upgrades referenced above). The rebuilds will be phased in over two years in order to minimize volume losses due to "downtime" encountered while each station location is under construction.

     Capital expenditures for the year ended August 31, 1998 were $270,797. Included in this amount were expenditures for propane and other equipment, improvement to gas stations and the terminal facility, and improvements and/or purchases of trucks and auto.

     On June 8, 1995 the Company acquired all of the capital stock of White Plains Fuel, Inc. in exchange for Company stock valued at $1,008,120. The shareholders of White Plains Fuel, Inc. received 168,020 shares of newly created Series A - 7.5% Cumulative Convertible Redeemable Preferred Stock of the Company. For the fiscal year ended August 31, 1998, the Company declared dividends on the Series A Preferred Stock totaling $75,609. The Company sold the customer list and certain other assets of White Plains Fuel, Inc. in October 1998 (to the third party that had operated such business since June
1995) for a purchase price of $361,000.

     On January 10, 1996, a total of 325,000 shares of the Company's common stock was reserved for the 1996 stock option incentive plan for officers and employees. Common stock which had been granted under such plan through August 31, 1998 was 242,000 (all of which are five year options granted in either November 1996, August 1997 or July 1998), at exercise prices ranging from $.6250 per share to $1.26 per share, leaving a balance of 83,000 options in reserve under such plan as of August 31, 1998. Additionally, certain officers and employees of the Company were granted five year options (outside of such plan) to purchase a total of 600,000 shares of the Company's common stock in November 1996, at an exercise price of $.6250 per share (500,000 of which were assigned to Infinity (as described below) in March 1998), and five year options (also outside of such plan) to purchase 60,000 shares of the Company's common stock in July 1998 at an exercise price of $1.06 per share.

     During the year ended August 31, 1998, the Company granted ten year options, in partial payment of the purchase price for a propane customer list and certain other assets acquired in April 1998, to acquire 10,000 shares of the Company's common stock at an exercise price of $1.12 per share. Prior thereto, the Company issued, for certain consulting services, 50,000 five year warrants (5,000 in November 1996 and 45,000 in February 1997) at an exercise price of $.6250 per share, and 9,773 five year warrants (in November 1996) at an exercise price of $1.534 per share.

    On December 31, 1996 the Company entered into an agreement with a third party distributor pursuant to which it is leasing to such distributor eight gasoline stations for a period of 10 years with an option for renewal. In the second year of the lease, the distributor prepaid the rent to the Company.The Company is carrying $138,413 as deferred income at August 31, 1998.

     On May 16, 1997 the Company entered into an agreement for the sale of its retail fuel oil customer list to an independent third party distributor. The terms of the sale were $200,000 at closing, $200,000 on the first anniversary, and $127,000 on the second anniversary with interest on outstanding amounts at a rate of 6% per annum. The Company is recording this sale on an installment basis. In connection with this sale, since the related receivable is collectible over an extended period of time and collectibility is uncertain, profit is recognized under the installment method as the receivable is collected. The Company will recognize profit when payments are received.

     On June 9, 1997, the Company obtained a one-year revolving credit facility in the maximum principal amount of $1,000,000. The maturity date has been extended to September 4, 1998, and thereafter, such indebtedness is payable on demand. Interest accrues on outstanding balances at the prime rate plus 10% per annum, subject to a minimum of 17% per annum until June 1, 1998, at which time the minimum increased to 20% per annum. The credit facility is secured by a security interest in all of the Company's accounts receivables, general intangibles, contract rights and inventory, as well as by the guarantees of Claire E. Tarricone, Joseph A. Tarricone, and Anthony J. Tarricone. As of August 31, 1998 the outstanding principal balance was $797,500.

     The Company has advanced funds to A. Tarricone, Inc. ("ATI") its former parent and brother-sister corporation with the same majority shareholders, for necessary and ordinary gasoline and diesel purchases. ATI is currently operating under Chapter 11 of the Federal Bankruptcy Laws.Such advances are secured by a first lien of 50% of all of the ATI's post-petition assets and a second lien on the balance of ATI's post petition assets.In addition, the Company reimburses ATI, under a management agreement which expired on August 31, 1998, which is now month to month, for clerical, administrative, payroll and other costs incurred by ATI. Such management fee is accrued monthly and is recorded as a reduction of the amount due to ATI. For each of the years ended August 31, 1998 and 1997, the Company was charged $360,000 in connection with such expenses.

     During the year ending August 31, 1998, the Company made additional advances to ATI of $550,117 of which $360,000 was repaid. At August 31, 1998 the Company was owed $768,965.

     On September 24, 1997, the Company, Claire E. Tarricone, Anthony J. Tarricone and Joseph A. Tarricone and Infinity Investors Limited ("Infinity") entered into a certain Restructuring Agreement (the "Restructuring Agreement"). Under the terms of the Restructuring Agreement, Infinity agreed to exchange 6,960 shares of Series B Preferred Stock in the Company, all accrued and unpaid dividends on the outstanding shares of Series B Preferred Stock and appriximately $78,000 of indebtedness owing to Infinity for the Company's Subordinated Promissory Note in the principal amount of $600,000 (the "Note"). The Note accrues interest at 12% per annum compounded quarterly through September 24, 1999 and accrues simple interest at 12% per annum after September 24, 1999. The note matures on September 24, 2002, although the Company is required to make mandatory prepayment upon the occurrence of certain events. The terms of the balance of the 560,125 shares of Series B Preferred Stock owned by Infinity were amended to provide, among other things, for (i) a fixed conversion price of $4.00 per share of Series B Preferred Stock, (ii) the removal of certain limitations on the rights of holders of the Series B Preferred Stock to convert those shares into the Company's Common Stock( which the Company also agreed to register), and (iii) an increase in the dividend rate of the Series B Preferred Stock to 12% from 8% per annum. In March 1998, pursuant to the applicable provisions of the Restructuring Agreement, Infinity elected to further amend the terms of the Series B Preferred Stock to the effect that dividends would cease accuring (i.e., the dividend rate would decrease from 12% per annum to 0% per annum), and in connection therewith, Infinity elected to cause certain of the Company's officers/directors to transfer to Infinity five year options to acquire 500,000 shares of the Company's common stock at an exercise price of $.6250 per share (as referenced above).

     At August 31, 1998, certain parties were owed an aggregate of $623,276 by the Company, which are non-interest bearing, payable on demand at any time on or after September 1, 1998. In October 1998, approximately $290,000 of this amount was exchanged for common stock in the company.

     The Company had a working capital deficiency of approximately $3,219,551 and a ratio of current assets to current liabilities of approximately 41% or 1:2.44 as at August 31, 1998.


Inflation

      There was no significant impact on the Company's operations as a result of inflation during fiscal 1997 and fiscal 1998.

Year 2000 Computer Software Conversions

     The Company relies on numerous computer programs in its day to day business. Older computer programs use only two digits to identify a year in its date field. As a result, when the Company has to identify the year 2000, the computer will think it means the year 1900 and the operation attempting to be performed may fail or crash thus resulting in the potential interference in the operations of the Company's business. The Company has formulated plans to safeguard against the Year 2000 conversion problem. The cost of the implementation of the Year 2000 safeguards will not be material to the Company. The Company has completed a portion of the Year 2000 conversion. The remainder of the conversion is expected by March 1999. The cost for this portion of the Conversion has been minimal.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective for periods beginning after December 15, 1997. SFAS 130, which will be adopted in the first quarter of the year ending August 31, 1999, establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by and distributions to owners. Adoption of this standard will not require additional financial statement disclosures.

     In June 1997, FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), effective for periods beginning after December 15, 1997. SFAS 131, which will be adopted as of August 31, 1999, establishes standards for the reporting by public business enterprises of information about operating segments in interim and annual financial statements. The Company is currently evaluating the impact, if any, the implementation of this standard will have on the disclosures in the consolidated financial statements.

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

                               PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT.

                              MANAGEMENT

The names and ages of the directors and executive officers of the Company are as follows:

Name                     Age            Position with the Company
----                     ---            -------------------------

Claire E. Tarricone      42             President and Director

Anthony J. Tarricone     37             Vice President, Secretary and Director

Joseph A. Tarricone      36             Vice President, Treasurer and Director

Edwin Goldwasser         66             Director

Joseph Gatti             68             Director

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

     Joseph Gatti has been a director of the Company since February 1998. He has been Managing Director - Corporate Finance at Spencer Trask Securities, Inc. since May 1996. He was a Vice President - Corporate Finance at Robert Todd Securities from January 1984 to December 1994 and Vice President - Corporate Finance at Reich & Company from April 1990 through December 1993.

      Claire Tarricone, Anthony Tarricone and Joseph Tarricone are siblings.

      All  Directors   hold  office  until  the  next  annual   meeting  of  the
shareholders and the election and qualification of their successors. Directors currently receive no regular compensation for serving on the Board of Directors, though Mr. Gatti received certain stock options in connectin therewith. See "SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." No Director received any cash compensation for serving as a Director of the Company during the past fiscal year. Officers of the Company are appointed annually by the Board of Directors.

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

      The directors and executive officers of the Company and the owners of more than ten percent (10%) of the Company's outstanding Common Stock are required to file reports with the Securities and Exchange Commission and with NASDAQ reporting changes in the number of shares of the Company's Common Stock beneficially owned by them. Such persons are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met during fiscal 1997 and 1998, except that Claire Tarricone, Anthony Tarricone and Joseph Tarricone filed one report after the applicable filing deadline.

ITEM 10.     EXECUTIVE COMPENSATION

Summary Compensation

      The following table shows, as to the Chief Executive Officer and each of the other executive officers whose salary plus bonus exceeded $100,000, information concerning compensation paid for service to the Company in all capacities during the fiscal year ended August 31, 1998, as well as total compensation paid to each such individual for the Company's two previous fiscal years (to the extent that such person was the Chief Executive officers and/or an executive officer, as the case may be, during any part of such fiscal year):

                           Summary Compensation Table
                         --------------------------
                                                            Long Term
                               Annual Compensation      Compensation Awards
                               -------------------      -------------------
Name and Principal             Fiscal      Other Annual   Restricted  Options
Position (1)           Year  Salary/Bonus Compensation(2) Stock Awards SARs(#)
                       ----  ------------ --------------- ----------- -------
Claire E. Tarricone
President              1998   $  54,600      $ 9,257                  15,000 (3)
                       1997   $  54,600      $ 9,297                 210,000 (3)
                       1996   $  54,600      $15,034                  50,000 (3)

     (1) The Company does not have any executive officers whose compensation exceeded $100,000 during the applicable fiscal periods.

     (2) Represents amount payable under Ms. Tarricone's employment agreement with the Company for certain insurance premiums and for taxes resulting from such additional compensation.

     (3) Reflects the grant of options under the Company's 1996 Stock Incentive Plan (as described below), which options are not intended to qualify as "incentive stock options" under Section 422 of the United States Internal Revenue Code of 1986, as amended and which options are exercisable for a price of $9.00 per share of the company's common stock, par value $.001 per share. The 50,000 options were canceled on November 14, 1996 in favor of the grant of 200,000 new options to Ms. Tarricone, which options (a) were not granted under the aforesaid plan, (b) are not intended to qualify as "incentive stock options" under Section 422 of the United States Internal Revenue Code of 1986, as amended, and (c) are exercisable for a price of $.6250 per share of the Company's common stock, par value $.001 per share. In addition, on August 12, 1997, Ms. Tarricone was granted 10,000 options under the plan with an exercise price of $1.26 per share, and on July 31, 1998, Ms.Tarricone was granted 15,000 options outside of such plan with an exercise price of $1.06 her share.

      The Board of Directors of the Company voted to adopt the Company's 1996 Stock Incentive Plan (the "Plan") on January 10, 1996, subject to shareholder approval. The shareholders of the Company approved of the Plan on April 22, 1996. The Plan was amended by the Board of Directors effective December 1,1996. The Plan gives the Company the flexibility to enable it to obtain and retain the continued services of the personnel necessary for its growth and development. The Plan provides, among other things, for the granting of options to acquire up to 325,000 shares of the Company's common stock, $.001 per value per share. Such options may qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended, or as non-qualified options.

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

     Each of the Tarricone's will be entitled to terminate his or her employment and receive a severance payment equal to 2.99 times his or her base salary at the time of termination upon (i) the acquisition of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities in a transaction to which any of the Tarricone's does not consent. (ii) the future disposition by the Company of all or substantially all of its business and/or assets in a transaction to which any of the Tarricone's does not consent, (iii) the occurrence of any circumstance which, in the reasonable judgment of any of the Tarricone's has the effect of significantly reducing their duties or authority, (iv) the breach by the Company of its material obligations under the Employment Agreement or (v) the termination of the Employment Agreement by the Company for any reason other than for cause or by mutual agreement of the Company and any of the Tarricone's. Additionally, upon termination, each of the Tarricone's would receive (a) the estimated amount which would have been payable to each pursuant to any bonus pool established by the Company for the fiscal year during which such termination occurred; (b) health, accident, life and disability insurance for the longer of one (10) year term or the balance of the Employment Agreement; and (c) immediate rights to exercise any stock options granted, regardless of whether such options were exercisable at the time of termination.

      Each of the Employee Agreements contains a covenant not to compete with the Company or solicit its customers or employees for a period of one (1) year after the employment of any of the Tarricone's is terminated, provided that such person is entitled to be engaged as an employee by ATI.

Indemnification of Directors and Officers/Liability of Directors and Officers

      Under the Nevada General Corporation Law, as amended, a director, officer, employee or agent of a Nevada corporation may be entitled to indemnification by the corporation under certain circumstances against expenses, judgments, fines and amounts paid in settlement of claims brought against them by a third person or by or in right of the corporation.

      The Company is obligated under its Articles of Incorporation to indemnify any of its present or former directors who served at the Company's request as a director, officer or member of another organization against expenses, judgments, fines and amounts paid in settlement of claims brought against them by a third person or by or in right of the corporation if such director acted in good faith or in a manner such director reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, if such director had no reason to believe his or her conduct was unlawful. However with respect to any action by or in the right of the Company, the Articles of Incorporation prohibit indemnification in respect of any claim, issue or matter as to which such director is adjudged liable for negligence or misconduct in the performance is his or her duties to the Company, unless otherwise ordered by the relevant court. The Company's Articles of Incorporation also permit it to indemnify other persons except against gross negligence or willful misconduct.

      The Company is obligated under its bylaws to indemnify its directors, officers and other persons who have acted as a representatives of the Company at its request to the fullest extent permitted by applicable law as in effect from time to time, except for costs, expenses or payments in relation to any matter as to which such officer, director or representative is finally adjudged derelict in the performance of his or her duties, unless the Company has received an opinion from independent counsel that such person was not so derelict.

      In addition, pursuant to indemnification agreements that the Company has entered into with each of its directors, the Company is obligated to indemnify its directors to the fullest extent permitted by applicable corporate law and its Articles of Incorporation. The indemnification agreements also provide that, upon the request of a director and provided that director undertakes to repay amounts that turn out not to be reimbursable, that director is entitled to reimbursement of litigation expenses in advance of the final disposition of the legal proceeding.

      The Nevada General Corporation Law, as amended, also permits a corporation to limit the personal liability of its officers and directors for monetary damages resulting from a breach of their fiduciary duty to the corporation and its stockholders. The Company's Articles of Incorporation limit director liability to the maximum extent permitted by the Nevada General Corporation Law, which presently permits limitation of director liability except (i) for a director's acts or omissions that involve intentional misconduct, fraud or a knowing violation of law and (ii) for a director's willful or grossly negligent violation of a Nevada statutory provision that imposes personal liability on directors for improper distributions to stockholders. As a result of the inclusion in the Company's Articles of Incorporation of this provision, the Company's stockholders may be unable to recover monetary damages against directors as a result of their breach of their fiduciary duty to the Company and its stockholders. This provision does not, however, affect the availability of equitable remedies, such as injunctions or rescission based upon a breach of fiduciary duty by a director.

      The Company currently maintains liability insurance in the amount of $1,000,000 for the benefit of its officers and directors.

      The foregoing indemnification obligations are broad enough to permit indemnification with respect to liabilities arising under the Securities Act. Insofar as the Company may otherwise be permitted to indemnify its directors, officers and controlling persons against liabilities arising under the Securities Act or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT

Principal Stockholders

      The following table sets forth information regarding ownership of the Company's voting securities as of November 1, 1998 by (a) each person known by the Company to beneficially own more than five percent (5%) of any class of the Company's voting securities, (b) each Director of the Company and (c) all Directors and Officers of the Company as a group. Except as otherwise indicated, the named person has sole voting and investment power with respect to such person's shares.

Name and Address of     Title of     No.of Shares   Percentage of   General
Beneficial Owner         Class          Owned      Class Owned (1) Voting Power
------------------      --------     ------------  --------------- ------------
Claire E. Tarricone   Common Stock     358,046(3)     11.7%(3)       11.4%(3)
33 Hubbells Drive
Mt. Kisco, NY 10549

Anthony J. Tarricone  Common Stock     408,046(4)     13.3%(4)       12.9%(4)
33 Hubbells Drive
Mt. Kisco, NY 10549

Joseph A.Tarricone    Common Stock     408,046(5)     13.3%(5)       12.9%(5)
33 Hubbells Drive
Mt. Kisco, NY 10549

Alan Cianflone        Series A          84,010       50.0%            1.4%
42 Virginia Lane      Cumulative
Thornwood, NY 10549   Convertible
                      Redeemable
                      Preferred Stock

Jack Troccoli         Series A          84,010       50.0%            1.4%
40 Reservoir Court    Cumulative
Carmel, NY 10512      Convertible
                      Redeemable
                      Preferred Stock

Infinity Investors, Ltd. Series B      560,125(6)   100.0%           35.3%(6)
27 Wellington Road    Cumulative
Cork, Ireland         Convertible
                      Redeemable
                      Preferred Stock

                      Common Stock     567,285(6)    16.1%

Laurence Hughes       Common Stock     225,000        7.2%            6.9%(7)
49 Mountain Road
Pleasantville, NY 10570

Edwin Goldwasser      Common Stock         -0-             (8)            (8)
7616 Mansfield Hollow Drive
Delray Beach, Florida 33446

Joseph Gatti           Common Stock     20,000             (9)            (9)
535 Madison Avenue
New York, NY 10022

All Executive Officers and
Directors as a group(5 persons)       1,194,138      36.89%           35.96%

      (1) Based upon 3,013,750 shares of Common Stock outstanding as of November 1, 1998.

      (2) Based on 3,013,750 common and 168,020 Series A Cumulative Convertible Redeemable Preferred Shares outstanding as of November 1, 1998. Each of the 168,020 shares of Series A Cumulative Convertible Redeemable Preferred Stock is entitled to vote, together with the holders of the Company's Common stock, based upon the number of shares of Common Stock into which such shares are convertible.

      (3) Includes 25,000 shares of Common Stock that may be purchased pursuant to presently exercisable stock options and 128,274 shares of Common Stock that may be purchased by ATI pursuant to certain warrants held by ATI and as to which Ms. Tarricone has an indirect beneficial interest through her ownership of one third of ATI. Ms. Tarricone disclaims beneficial ownership as to two-thirds of such 128,274 shares, which disclaimed amount correlates to the aggregate ownership percentage in ATI held by Anthony J. Tarricone and Joseph A. Tarricone.

      (4) Includes 25,000 shares of Common Stock that may be purchased pursuant to presently exercisable stock options and 128,274 shares of Common Stock that may be purchased by ATI pursuant to certain warrants held by ATI and as to which Mr. Tarricone has an indirect beneficial interest through his ownership of one third of ATI. Mr. Tarricone disclaims beneficial ownership as to two-thirds of such 128,274 shares, which disclaimed amount correlates to the aggregate ownership percentage in ATI held by Anthony J. Tarricone and Claire E.Tarricone.

      (5) Includes 25,000 shares of Common Stock that may be purchased pursuant to presently exercisable stock options and 128,274 shares of Common Stock that may be purchased by ATI pursuant to certain warrants held by ATI and as to which Mr. Tarricone has an indirect beneficial interest through his ownership of one third of ATI. Mr. Tarricone disclaims beneficial ownership as to two-thirds of such 128,274 shares, which disclaimed amount correlates to the aggregate ownership percentage in ATI held by Joseph A. Tarricone and Claire E. Tarricone.

      (6) The Series B Cumulative Convertible Redeemable Preferred Stock is convertible into 1,085,244 shares of Common Stock. Additionally, Infinity has the right to acquire an additional 500,000 shares of Common Stock upon the exercise of options previously held by the Tarricones.

      (7) Includes 125,000 shares of Common Stock that may be purchased pursuant to presently exercisable stock options.

      (8) Less than one percent.

      (9) Less than one percent; and includes presently exercisable stock options to purchase 20,000 shares of Common Stock.
----------------------------------------

      As of July 16, 1998, 984,248 shares of Common Stock (approximately 33% of the outstanding Common Stock) were owned of record by Cede & Co., a nominee of the Depository Trust Company. The Company has been advised by each of the firms which Cede & Co. indicates own more than 5% of the Common Stock that, except as set forth above, as of the most recent practical date it did not hold more than 5% of the Company's outstanding voting securities for any single person or, to its knowledge, any group.

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

     ATI's indebtedness to the Company is evidenced by a 6% Promissory Note, dated August 31, 1993, with accrued interest and principal due on August 31, 1998 (the "ATI Note"), the balance of which aggregated to $3,877,563 on August 31, 1997 (see immediately succeeding paragraph). On February 28, 1995 and July 31, 1995, ATI granted/transferred 8 station leaseholds and 1 fee property having an appraised fair market value of $5,760,000 and 2 station leaseholds and 2 twenty year station leasehold extensions for $985,000 respectively as partial satisfaction of the ATI note. The fee property was granted/transferred to the company subject to two mortgages payable in the amounts of $140,999 and $496,177. A former director of one of the entities holding a mortgage, Don
Guarnieri, was formerly a director of the Company. On November 30, 1995 and March 22, 1996, ATI granted/transferred 2 station leaseholds having an appraised fair market value of $1,365,000 in partial satisfaction of the ATI Note. On November 29, 1996 and February 28, 1997, ATI granted/transferred 4 additional leaseholds having an appraised fair market value of $690,000 in partial satisfaction of the ATI Note. See "LEGAL PROCEEDINGS."

     On June 10, 1997, A. Tarricone, Inc. ("ATI"), the former parent of the Company's operating subsidiaries and divisions (ATI is wholly-owned by Claire E.Tarricone, Anthony J.Tarricone and Joseph A.Tarricone, the Company's directors and principal executive officers), filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. In connection with the bankruptcy proceeding, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under a receivable from ATI in the amount of $3,877,563 and pre-petition liens on certain leasehold interests. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referenced as "A. Tarricone, Inc., 97B21488." The Company has determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding (see "LEGAL PROCEEDINGS"). Additionally, all executory contracts between ATI and the Company are susceptible to rejection, at the election of ATI, under the applicable provisions of the Code. Furthermore, any transfers from ATI to the Company on account of antecedent debt (of ATI to the Company)during the one-year period prior to the date of filing of ATI's voluntary petition may be subject to avoidance under the applicable provisions of the Code.

      The Company has advanced funds to A. arricone, Inc. ("ATI") its former parent and brother-sister corporation with the same majority shareholders, for necessary and ordinary gasoline and diesel purchases. ATI is currently operating under Chapter 11 of the Federal Bankruptcy Laws.Such advances are secured by a first lien of 50% of all of the ATI's post-petition assets and a second lien on the balance of ATI's post petition assets.In addition, the Company reimburses ATI, under a management agreement which expired on August 31, 1998, which is now month to month, for clerical, administrative, payroll and other costs incurred by ATI. Such management fee is accrued monthly and is recorded as a reduction of the amount due to ATI. For each of the years ended August 31, 1998 and 1997, the Company was charged $360,000 in connection with such expenses.

     During the year ending August 31, 1998, the Company made additional advances to ATI of $550,117 of which $360,000 was repaid. At August 31, 1998 the Company owed $768,965.

     In December 1992, HQ Propane entered into a management agreement with ATI pursuant to which ATI furnishes clerical, administrative, accounting, payroll and insurance services to HQ Propane. ATI receives a fee of $30,000 per month for its services. The term of the management agreement extends on a month-to-month basis. Further HQ Propane entered into agreements with ATI under which it leased the 21 of the service stations comprising its HQ Gasoline
Division from ATI until August 31, 1998 and paid rent for the service stations in the approximate amount of $54,000 per month. Additionally, until March 5, 1996 the Company was paying to ATI a license fee of $.01 per gallon of gasoline and diesel fuel sold for the rights to use the "ATI" trademark.

     On March 5, 1996, the Company issued warrants to purchase 148,563 shares of the Company's common stock to a related party in exchange for the Company's exclusive right to use the "ATI" trademark. The exercise price of the warrants is equal to the lessor of $8.60 per share or a 40% discount to the average closing bid price. The average closing bid price is calculated based on the average of the closing bid prices of the Company's Common Stock as reported by the NASDAQ Small Cap stock market for the five trading days immediately preceding the date of the exercise of the warrant. The warrants provide that 59,425 were immediately vested on March 5, 1996, an additional 29,713 vested on
March  5,  1997,   and  the  balance   become  vested  in  three  equal  annual
installments. The market price at issuance was $8.60 per share. In consideration of the issuance of such warrants, the Company is no longer required to pay the license fee of $.01 per gallon for gasoline station sales.

     HQ Propane cannot operate its principal terminal facility until such time as the pending applications for a terminal operator's license and diesel license from the State of New York have been approved. Accordingly, ATI has continued to operate the terminal facility on behalf of HQ Propane. Upon the issuance of such licenses, HQ Propane will assume operations of its facilities directly. ATI also supplies the Company's operating divisions with fuel oil and diesel fuel, and previously supplied the Company with gasoline, at ATI's cost plus one quarter of one cent ($.0025) per gallon purchased, which aggregated $22,500 during the fiscal year ended August 31, 1997; and $13,669 during the fiscal year ended August 31, 1998.

     The Company has outstanding certain promissory notes in the aggregate principal amount of $307,000 issued in connection with a private placement of 825,000 shares of Common Stock of the Company ("Bridge Notes"). Interest on the Bridge Notes payable quarterly at a rate of 8% per annum, and payment of principal thereof was tied to the exercise of the Company's Class A and 1,600,000 Class B Redeemable Warrants (the "Warrants") which were issued, and subsequently redeemed, by the Company. In light of the Company's redemption of its outstanding Warrants, it is unclear when its obligation to make principal payments on the outstanding Bridge Notes will come due. However, the Company acknowledges an obligation to make principal payments on the Bridge Notes and continues to maintain such obligation on its balance sheet. Don Guarnieri, a former Director of the Company, purchased one unit in connection with such private placement, which unit was comprised of a $25,000 promissory note from the Company and 4,125 shares of the Company's common stock.

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

     At August 31, 1998, certain parties were owed an aggregate of $623,276 by the Company, which is non interest bearing, payable on demand at any time on or after September 1, 1998. In October 1998, approximately $290,000 of this amount was exchanged for common stock of the company.

     See "Executive Compensation--Employment Contracts, Termination of Employment and Change in Control Arrangements" for a description of the Employment Agreements between the Company and Claire E. Tarricone, Anthony J. Tarricone and Joseph A. Tarricone.

     See "Executive Compensation--Indemnification of Directors and Officers" for a description of indemnification agreements between the Company and each of its executive officers.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PAGE(S)
Halstead Energy Corp. and Subsidiaries


      Independent Auditors'Report...............................F-2

      Consolidated Financial Statements:

          Consolidated Balance Sheet as of
             August 31, 1998....................................F-3 - F4

          Consolidated Statements of Operations for
             the years ended August 31, 1998 and
             1997...............................................F-5

          Consolidated Statements of Stockholders'
             Equity for the years ended August 31,
             1998 and 1997......................................F-6 - F-7

          Consolidated Statements of Cash Flows for
             the years ended August 31, 1998 and
             1997...............................................F-8

          Notes to the Consolidated Financial
             Statements.........................................F-9 - F-17

                          REPORT OF INDEPENDENT ACCOUNTANTS



TO The Stockholders and
Board of Directors of
Halstead Energy Corp.
 and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Halstead Energy Corp. and subsidiaries as of August 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended August 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halstead Energy Corp. and Subsidiaries as of August 31, 1998, and the results of their operations and their cash flows for the years ended August 31, 1998 and 1997, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(C) to the financial statements, the Company has sustained substantial losses in the years ended August 31, 1998 and 1997, has experienced a deficiency in cash flows from operations in the year ended August 31, 1998 and has a working capital deficiency at August 31, 1998 that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(C) to the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainly.


                                    MAHONEY COHEN & COMPANY, CPA, P.C.


New York, New York
November 9, 1998

                HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            August 31, 1998

                              A S S E T S
CURRENT ASSETS

      Accounts  Receivable - Trade,  Net of Allowance
        for Doubtful  Accounts of $67,000 ............... $   753,928
      Inventories  ......................................     195,324
      Notes Receivable ..................................     170,055
      Notes Receivable - Related Party ..................     768,965
      Prepaid Expenses and Other Current Assets .........     314,144
      Deferred Tax Asset.................................      27,000
                                                            ---------
           TOTAL CURRENT ASSETS..........................   2,229,416


PROPERTY, PLANT AND EQUIPMENT - NET                        11,558,110

OTHER ASSETS
      Deferred Tax Asset ................................     355,000
      Intangible Assets - Net ...........................   1,321,113
                                                           ----------
           TOTAL OTHER ASSETS............................   1,676,113
                                                           ----------
           TOTAL ASSETS.................................. $15,463,639
                                                          ===========



        See Accompanying Notes.

                HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET (Continued)
                            AUGUST 31,1998

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts Payable -Trade........................       $ 2,426,112
      Notes Payable - Related Party..................           330,282
      Current Portion of Long-Term Debt .............         1,927,546
      Deferred Revenue...............................           247,558
      Accrued Expenses and Other Current Liabilities.           517,469
                                                            -----------
      TOTAL CURRENT LIABILITIES......................         5,448,967


Long-Term Debt - Net of Current Portion .............         2,406,768

Notes Payable Related Party - Net of Current Portion.           292,994

Security Deposits Payable............................           229,110
Deferred Revenue.....................................           111,084
                                                            -----------
      TOTAL LIABILITIES..............................         8,488,923

Preferred Stock, $.001 Par Value, 168,020 Shares
    Authorized-Series A 7.5% Cumulative Convertible
    Redeemable 168,020 Shares Issued and Outstanding
    ($1,008,120 aggregate liquidation preference)                   168
Paid-In Capital:Preferred Stock .....................         1,064,001
                                                            -----------
                                                              1,064,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Prefeferred Stock,$.001  Par  Value,
       580,646 Shares Authorized Series B
       8.0%  Cumulative Convertible 560,125
       Shares Issued and  Outstanding
       ($4,338,580 aggregate iquidation
       preference) ...................................              560
     Common Stock, $.001 Par Value, 25,000,000 Shares
     Authorized, 2,524,081 Issued and Outstanding.....            2,524
     Paid-in Capital:Preferred Stock..................        3,614,800
                     Common Stock ....................        6,475,411
     Accumulated Deficit..............................       (4,082,748)
     Subscription Receivable..........................         (100,000)
                                                             -----------
     TOTAL STOCKHOLDERS' EQUITY                               5,910,547
                                                            -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $15,463,639
                                                            ===========

           See Accompanying Notes.

                                   F-4

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          For The Years Ended August 31,




                                                    1998         1997
                                               -------------   ----------
Sales........................................ $  13,272,991   $18,667,132

Cost of Sales................................    10,044,192    14,677,380
                                              -------------    ----------

GROSS PROFIT.................................     3,228,799     3,989,752

OPERATING EXPENSES
  Selling, General and Administrative Expenses    4,216,569     4,122,861
  Management Fee, Related Party ..............      360,000       360,000
  Net Rental Income ..........................     (742,513)     (616,870)
  Gain on Sale of Asset.......................     (200,000)     (175,667)
  Depreciation and Amortization...............    1,269,608     1,319,443
  Bad Debt Expense ...........................       12,562     4,694,998
                                               ------------    ----------
      TOTAL OPERATING EXPENSES                    4,916,226     9,704,765
                                               ------------    ----------

      LOSS FROM OPERATIONS....................   (1,687,427)   (5,715,013)

INTEREST EXPENSE, NET.........................      664,459       402,518
                                               ------------    ----------
LOSS BEFORE PROVISION FOR INCOME TAX..........   (2,351,886)   (6,117,531)

PROVISION FOR INCOME TAX .....................       44,394             0
                                               -------------   ----------
Net Loss                                         (2,396,280)   (6,117,531)
Preferred Stock Dividends                          (812,490)     (429,393)
                                               -------------   -----------
Net Loss Applicable to Common Shares           $ (3,208,770)  $(6,546,924)
                                               =============   ===========

Basic and Diluted Loss Per Share.............. $      (1.38)     $  (3.32)
                                               =============   ===========

Weighted Average Number of Common
      Shares Outstanding......................    2,328,713     1,974,740
                                               ============    ===========


          See Accompanying Notes.

                                   F-5

               HALSTEAD ENERGY CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For The Years Ended August 31, 1998 and 1997

                                                    Retained
        Preferred Stock, Common Stock,     Paid     Earnings   Stock
           $.001 Par      $.001 Par        In     (Accumulated   Sub.  Total
         Issued Amount  Issued  Amount    Capital   Deficit)     Rec.  Equity
         ------ ------  ------  ------    -------  ---------   ------- ------




Balance
 at August 31,
 1996     572,246 $572    1,745,670  $1,746 $9,174,671 $5,320,634 $0 $14,497,623

Private
 Placement
 Costs      0       0             0       0     (5,151)        0   0     (5,151)


Cash
 Dividends
 Declared
 Preferred
 Series A   0       0             0       0          0   (75,610)  0   (75,610)

Cash
 Dividends
 Declared:
 Preferred,
 Series B   0       0             0       0          0    (1,471)  0    (1,471)

Common Shares
 issued to
 employees  0       0         7,500       8      8,567        0    0     8,575

Common
 Shares
 issued for
 acquisition of
 customer
 list       0       0       100,000     100    249,900        0    0   250,000

Conversion
 of Preferred
 Shares and
 Unpaid
 Dividend
 to Common
 Shares (5,161)    (5)       81,131      81      1,395        0    0     1,471

Common Shares
 issued to
 employee   0       0       100,000     100     99,900        0(100,000)     0

Common Shares
 issued on
 Conversion of
 Options    0       0        25,000      25     15,975       0     0    16,000

Net Loss
 August 31,
 1997       0       0             0       0        0   (6,117,531) 0 (6,117,531)
        -----    ------      -------  -------  -------  --------  --- ---------
Balance
 at August 31,
 1997 567,085    567 2,059,301  2,060  9,545,257  (873,978) (100,000) 8,573,906

Dividends
 Declared:
 Preferred
 Series A  0        0              0       0        0    (75,609)  0    (75,609)

                                   F-6

Dividends
 Declared:
 Preferred
 Series B  0        0              0       0        0   (467,814)  0   (467,814)

Common Shares
 Issued on
 Conversion of
 Options   0        0         200,000    200   163,800         0   0    164,000

Common Shares
 Issued to
 Consultant for
 Services
 Rendered  0        0         172,495    172   232,761         0   0    232,933

Conversion of
 Series B Preferred
 Stock to Debt
        (6,960)    (7)              0      0   (56,261)        0   0    (56,268)

Restructuring of
 Series B Preferred
 Stock       0      0               0      0   (75,881)        0   0    (75,881)

Exercise of
 Warrants   0       0         25,000      25    11,535         0   0     11,560

Common Shares
 Issued in Exchange
 for Dividends 0    0         67,285      67   269,000  (269,067)  0          0

Net Loss -
 August 31,
 1998       0       0              0       0         0 (2,396,280) 0 (2,396,280)
          ----    ----       ------- -------   ------- ---------- --  ---------
Balances at
 August 31,
 1998  560,125 $560 2,524,081 $2,524 $10,090,211($4,082,748)($100,000)$5,910,547
       ======= ==== ========= ====== ==========  ==========  ======== ==========








       See Accompanying Notes.

                                  F-7

                HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                     For the Years Ended August 31,


                                                         1998           1997
                                                      ----------      ----------
Cash Flows From Operating Activities:

      Net Loss.....................................   $(2,396,280)  $(6,117,531)

      Adjustments to Reconcile Net Loss
       to Net Cash provided by (used in)Operating Activities:
      Non-Employee Compensation Expense from Common
       Stock issued during the year................       232,933             0
      Depreciation and Amortization................     1,269,608     1,319,443
      Deferred Revenue.............................             0       661,386
      Deferred Rent................................       111,084             0
      Gain on the Sale of Customer List............      (200,000)     (175,667)
      Bad Debt Expense ............................        12,562     4,694,998
      Deferred Income Tax Expense..................             0       230,406
      Change in Operating Assets and Liabilities:
        Accounts Receivable........................       281,974       (82,646)
        Inventory..................................       (26,394)       82,520
        Prepaid Expenses and other Curent Assets...       303,724      (286,609)
        Accounts Payable, Accrued Expenses and Other
        Current Liabilities........................       346,714     1,278,538
                                                        ---------   -----------

      Net Cash Provided by (used in)
       Operating Activities........................       (64,075)    1,604,838

Cash Flows From Investing Activities:

      Net Proceeds From the Sale of Customer List..       200,000       175,667
      Acquisition of Intangible Assets.............      (108,894)      (72,067)
      Acquisition of Property and Equipment........      (270,797)     (263,907)
      Note Receivable..............................       397,710      (487,765)
      Advances to ATI..............................      (550,117)   (4,306,018)
      Repaymet of Notes Receivable ATI.............       360,000       360,000
      Security Deposits Payable....................        (8,696)      (21,752)
                                                       ----------    -----------
      Net Cash Provided by (used in) Investing
        Activities                                         19,206    (4,615,842)

Cash Flows From Financing Activities:


      Increase (Decrease)in Cash Overdraft..........      (98,475)       98,475
      Net Proceeds from the Issuance of Common Stock      164,000        19,424
      Proceed from Short Term Borrowings............       82,500       715,000
      Proceeds from Long Term Debt Borrowing........      407,752       265,000
      Net Borrowing from Related Parties............      263,996       359,280
      Repayment of Long Term Debt...................     (686,709)     (288,744)
      Repayment of Stockholder's Loan...............            0       (80,000)
      Preferred Stock Dividends.....................     ( 75,609)      (75,610)
      Cost of Restructuring Series B Preferred Stock     ( 75,881)         ----
                                                       ----------     ---------

      Net Cash Provided by (used in) Financing
       Activities...................................      (18,426)    1,012,825

      Net Decrease In Cash and Cash Equivilents.....      (63,295)   (1,998,179)


      Cash and Cash Equivelents at Beginning of Year       63,295     2,061,474
                                                       ----------     ---------
      Cash at End of Year...........................   $        0  $     63,295
                                                       ----------     ---------
Supplemental Disclosure - Cash Paid During the Year For:
      Interest Expense..............................   $  516,644  $    407,969
                                                       ----------     ---------
      Income Taxes..................................   $   44,394  $      6,597
                                                       ----------     ---------

                                   F-7


Supplemental Schedule of Non-cash Investing and Financing Activities:

                                                      1998            1997
                                                      ----            ----

      Acquisition of Leaseholds in Exchange for
        Repayment of Note Receivable ATI          $  ----        $   690,000
                                                  ----------     -----------
      Acquisition of Customer List in Exchange
        for Common Stock                          $  ----        $   250,000
                                                  ----------     -----------
      Common Stock Issued in Exchange for Note
        Receivable                                $  ----        $   100,000
                                                  ----------     -----------
      Acquisition of Customer List and Equipment
        in Exchange for Note Payable              $  155,000     $   260,124
                                                  ----------     -----------
      Note Payable Issued for Unpaid Preferred
        Series B Dividends                        $  524,119         ------
                                                  ----------     -----------

      Exercise of Warrants in Exchange for Debt   $   11,560         ------
                                                  ----------     -----------
      Common Stock Issued in Exchange for
        Unpaid Dividends                          $  269,067     $     1,471
                                                  ----------     -----------


        See Accompanying Notes.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   Organization

      The Company is engaged in the retail sale of propane, propane equipment, gasoline and diesel fuel. Fuel oil, gasoline and diesel fuel are also sold to wholesalers. The Company also services propane, heating equipment and appliances.

(B)   Principles of Consolidation

      The consolidated financial statements include the accounts of Halstead Energy Corp.(the "Company") and its wholly-owned subsidiaries, White Plains Fuel, Inc.,and Halstead Quinn Propane,Inc.("HQP"),and Rockland Fuel Oil, Inc.,a wholly-owned subsidiary of HQP (together the "Company"). All inter-company accounts have been eliminated.

(C)   Basis of Presentation

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern. However, the Company has sustained substantial losses in the last two years and has experienced a deficiency in cash flows from operations in the fiscal year ended August 31, 1998. The Company had a working capital deficiency of $3,219,551 as of August 31, 1998. While the Company has achieved increased efficiencies in its core business, the Company is not in a position to meet its working capital, capital expenditure and acquisition requirements through operations. Without additional financing there can be no assurance that the Company will be able to meet its cash requirements for the next twelve months. In this regard, management believes that its underlying assets have been significantly underutilized for quite some time due to the Company's lack of success in obtaining the desired level of financing. Management is reviewing its alternatives of raising additional capital.
      It is presently working with several financial and strategic partners to refinance existing debt obligations of the Company. This financing is intended to extend the terms of its present debt obligations, and make available additional funds necessary to allow the Company to increase its purchasing power thereby reducing product cost and take advantage of the opportunities in the gasoline division to increase the number of stations in the chain and more appropriately utilize its underlying assets.

      Certain prior year amounts were reclassified to conform to this years presentation.

(D)   Use of Estimates

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

(E)   Inventories

      Inventories, primarily finished petroleum products, are stated at the lower cost or market. A monthly moving average method is used for determining petroleum product costs. Other materials and supplies are valued at average cost.

(F)   Property Plant & Equipment

      Property Plant & Equipment are recorded at cost. Assets recorded under Leaseholds are amortized on the straight-line method over the shorter of the term of the lease or the useful life of the related assets. Depreciation of property plant and equipment is computed by use of the straight line method over their estimated useful lives. The useful lives are as follows:

      Buildings and improvements                10-30 years
      Equipment                                  3-20 years
      Furniture and fixtures                     3-10 years
      Vehicles                                   3-10 years

(G)   Impairment of Long-Lived Assets

      The Company periodically assesses the recoverability of the carrying amount of long-lived assets, including intangible assets. A loss is recognized when expected future cash flows (undiscounted and without interest) are less than the carrying amount of the asset. The impairment loss is determined as the difference by which the carrying amount of the asset exceeds it fair value. Any resulting writedown is charged to expense.

(H)   Intangible Assets

      Intangible assets, consisting of customer lists and a trademark, are being amortized on a straight-line basis over 4 - 15 years, the period the Company expects to receive benefits. At August 31, 1998, intangible assets, net of accumulated amortization of $853,951, was $1,321,113.

(I)   Customer Credit Balances

      Customer credit balances, which is included in accrued expenses and other current liabilities, represent payments received from customers pursuant to a budget payment plan (whereby customers pay their estimated annual fuel charges on a fixed monthly basis) in excess of actual deliveries billed.

(J)   Income Taxes

      Deferred income taxes are provided for the effect of items which are reported for income tax purposes in years different from that in which they are recorded for financial statement purposes. Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits are more likely than not.

(K)   Revenue Recognition

      Revenue is recognized at the time the products are shipped to and accepted by the customer either directly from the Company or a vendor, on drop shipments or from pick-up at the companies facilities. Retail revenue is recognized when delivered to the customer. In connection with certain sales, when the related receivables are collectible over extended periods of time and collectibility is uncertain, profit is recognized under the installment method as receivables are collected.

(L)   Concentration of Credit Risk

      1.    Geographic Area

      Substantially   all  of  the  Company's   customers  are  located  in  the
      Westchester, Rockland, Putnam, Orange, Dutchess and Bronx Counties.

      2.     Major Vendors

      The Company purchased a majority of its gasoline for its operations from three and five vendors (including ATI) for the years ended August 31, 1998 and 1997, respectively. Those vendors represent approximately 100% and 98% of total purchases for years ended August 31, 1998 and 1997. At August 31, 1998, these three vendors represented approximately 18% of the accounts payable balance.

      3.     Accounts Receivable

      The Company performs ongoing credit evaluations of its customers and records reserves for potentially uncollectible accounts receivable,which are declared credit risks as determined by management.

      4.    Cash

      The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. These amounts are insured up to the federally insured limits.

(M)   Environmental Costs

      The Company expenses, on a current basis, costs associated with managing hazardous substances and pollution in ongoing operations. The Company also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated.

(N)   Earnings (Loss)Per Share

      On October 16, 1998 the Company effected a 1 for 2 reverse stock split. All share and per share data have been restated.

      During the year ended August 31, 1998, the Company adopted Statement of Financial Accounting Standard No. 128 (SFAS 128) "Earnings Per Share." This statement requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income (loss) less preferred dividends by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. The effect on loss per share of the Company's outstanding stock options and convertible warrants is anti dilutive for all periods presented and accordingly not included in the calculation of the weighted average number of common shares outstanding.


Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS


      Prepaid Expenses and other current assets consist of the following:

      Due from Employee                 $  30,401
      Due from Officers                    72,320
      Finance Costs                        23,212
      Prepaid Real Estate Taxes            99,098
      Prepaid Insurance                    16,158
      Miscellaneous                        72,955
                                        ---------

                TOTAL                   $ 314,144
                                        =========


Note 4 - PROPERTY, PLANT AND EQUIPMENT


      Property, plant and equipment is stated at cost and consists of the following:

      Land                             $    944,000
      Gas Station Leaseholds              8,813,000
      Building and Improvements           2,513,820
      Equipment                           2,071,309
      Furniture and Fixtures                 83,587
      Vehicles                            1,425,555
                                       ------------

                TOTAL                    15,851,271


      Less: Accumulated Depreciation     (4,293,161)
                                        -----------
            NET                         $11,558,110
                                        ===========

NOTE 5 - NOTES RECEIVABLE

     Notes receivable consist of various notes relating to the sale of certain equipment, customer lists and issuance of common stock. These notes have interest rates ranging from 6% to 9% and are payable in monthly and annual installments.

NOTE 6 RELATED PARTY
     TRANSACTIONS

     (A) The Company has advanced funds to A. Tarricone, Inc. ("ATI") its former parent and brother-sister corporation with the same majority shareholders, for necessary and ordinary gasoline and diesel purchases. ATI is currently operating under Chapter 11 of the Federal Bankruptcy Laws.Such advances are secured by a first lien of 50% of all of the ATI's post-petition assets and a second lien on the balance of ATI's post petition assets.In addition, the Company reimburses ATI, under a management agreement which expired on August 31, 1998, which is now month to month, for clerical, administrative, payroll and other costs incurred by ATI. Such management fee is accrued monthly and is recorded as a reduction of the amount due to ATI. For each of the years ended August 31, 1998 and 1997, the Company was charged $360,000 in connection with such expenses.

     (B) Notes payable to stockholders and affiliated entities are non-interest bearing and are payable on demand at anytime on or after September 1, 1998. In October 1998, approximately $290,000 was exchanged for common stock of the company.

     (C) During the year ending August 31, 1998, the Company made additional advances to ATI of $550,117 of which $360,000 was repaid. At August 31, 1998 the Company was owed $768,965.

     (D) The Company leases several gasoline stations and storage space from related parties and at August 31, 1998, the Company has recorded in accounts payable $159,750 for rents due.

     (E) During the fiscal year ended August 31, 1998, the Company purchased for and resold to ATI approximately $1,600,000 of gasoline.

Note 7- DEBT

      Long-term debt consists of the following:

          $1,000,000 revolving line of credit with a bank
          originally due 6/8/98,which was extended to
          September 4, 1998 and is now payable upon demand
          with interest at 18.5% (A)                                  $ 797,500

          Unsecured notes payable principal due on 9/24/02
           with interest at 12%                                         688,811

          Mortgage Payable with interest at 12.5% payable
           in monthly payments of $3,487 and matures 3/1/03
           secured by a customer list with a book value of
           $151,556.                                                    145,440

          Mortgage  payable  with  interest  at 9% and monthly
           principal  and interest  payments  of $5,038 with a
           balloon  payment of $378,359 due 1/16/01 (D)                 431,457

          Mortgage  payable  with  interest at 9.5% (1% above
           prime) and monthly principal  payments of $2,800 with
           a balloon  payment of $334,800 due 10/01/00 (C)              407,600

          Mortgage payable with interest at 8.5% and monthly
          principal payments of $2,778 with a balloon payment
          of $333,333 due 5/17/99 (B)                                   364,290

          Mortgage payable with interest at 11% and monthly
          principal payments of $2,778 with a balloon payment
          of $475,364 due 12/28/98 (B)                                  483,701

          Notes  payable with interest at 8%, each note was to
          be repaid in full with accrued  interest  within ten
          days of the Company  effectuating a warrant conversion
          resulting in gross proceeds of at least $1,000,000.
          The warrant  conversion  never took place and,
          accordingly, there is no payment date and terms on the
          notes                                                         307,000

          Mortgage  with  interest at 12.5% and monthly  principal
          and interest payments of $1,704, with a balloon payment
          of $116,913 due 1/15/01 (D)                                   128,672

          Mortgage due 12/01/99 with interest at 9.5% (1% above
          prime) and monthly principal payments of $3,300 (C)            61,235

          Vehicle and Equipment Notes:
          Notes payable for equipment  payable in various monthly
          principal and interest  payments with interest  ranging
          from 7.95%, to 12.3% and due dates ranging from 3/1/98
          to 7/1/02, collateralized by equipment with a market
          value of approximately $650,000                               518,608
                                                                     ----------
      Total                                                           4,334,314
      Less: Current Portion                                           1,927,546
                                                                     ----------
      Total Long-Term Debt                                           $2,406,768
                                                                     ----------
                                                                     ----------
                                     F-12

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

(D) Secured by a gas station with a book value of $680,000.

Aggregate principal payments for each of the next five years relating to long term debt are as follows:
                                   Year Ending
                                   August 31,
                                ------------
                                    1999        $ 1,927,546
                                    2000            256,114
                                    2001          1,004,406
                                    2002             93,270
                                    2003          1,052,978
                                               ------------
                                                $ 4,334,314
                                               ============



NOTE 8 - INCOME TAXES

      The following is a reconciliation of the expected federal income tax provision (benefit) and the actual provision (benefit) for income taxes:

                                                       1998            1997
                                                       ----            ----
      Expected tax (benefit) at statutory federal
         income tax rate of 34%                   ($  799,641)     ($2,079,961)

      State taxes, net of federal benefit            (139,702)        (363,256)

      Net operating loss carry back                                    241,000

      Valuation Allowance                             939,343        2,128,000

      Other                                            44,394           74,217
                                                    ---------        ---------
                                                   $   44,394        $     -0-
                                                    =========        =========

      Deferred income taxes are provided for the temporary differences between the financial statement and tax bases of the company's assets and liabilities . Income tax expense for the year ended August 31, 1998, is a result of New York State tax calculated on the Company's capital base.


      The components of deferred tax assets are as follows:

                                                               1998
                                                           -----------
      Deferred Tax Assets:
        Current:
          Allowance for Doubtful Accounts                   $   27,000
                                                            ==========


        Non Current:
          Property Plant and Equipment                      $  657,000
          Net Operating Loss Carry forward                   3,250,000
          Valuation Allowance                               (3,552,000)
                                                           -----------
          Total Non Current Deferred Asset                  $  355,000
                                                           ===========

     The Company has a net operating loss carry forward of approximately $7,500,000 for federal and New York State tax purposes, which will expire at various times through August 31, 2013. A valuation allowance has been recorded for the full amount of the operating loss carry forward and for $302,000 for the property plant and equipment. The valuation allowance increased by $1,424,000 during the year ended August 31, 1998.

NOTE 9 - FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, notes receivable and debt instruments. The carrying amount of cash and short-term instruments approximates their fair values because of the relatively short period of time between the origination of the instruments and their expected realization. The fair value of the Company's debt is based on the current market interest rates being paid, and as a result, it approximates fair value. The Company cannot estimate the fair value of the notes receivable and payable from its related parties due to the repayment terms.

NOTE 10 - OPERATING LEASES

     The Company leases gas stations and equipment under operating leases which expire at various dates through August 2013. The Company also sub-leases the above gas stations under operating leases which expire at various dates through January 2007.

      Minimum future rental payments and receipts under the operating leases as at August 31, 1998 are as follows:

      For the Year Ending         Lease           Sublease
            August 31,           Payments         Receipts              Net
      -------------------     -----------      -----------        ----------
            1999                 862,041          889,960            (27,919)
            2000                 863,449          923,890            (60,441)
            2001                 827,836          921,373            (93,537)
            2002                 720,676          898,593           (177,917)
            2003                 715,576          807,499            (91,923)
          Thereafter           3,357,216        3,507,803           (150,587)
                              ----------       -----------        ----------
                              $7,346,794       $7,949,118        $  (602,324)
                              ==========       ===========       ===========

     The rental payments under the leases are subject to annual cost of living increases. Net rental income credited to operations for the years ended August 31, 1998 and 1997 amounted to $742,513 and $616,870, respectively, inclusive of $288,000 of income relating to the rental of a customer list to a third party in each year.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     (A)  Employment Agreements

     The Company has entered into employment agreements with its officers for a five year term ending on August 31, 2004 (with automatic one year extension each year unless prior notice not to further extend is delivered ninety (90)days before each year end).

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

     (D) Environmental Compliance

     The Company's operating divisions are subject to various governmental regulations. New regulations regarding underground storage tanks ("UST's"), including those at service stations, have been issued by the United States Environmental Protection Agency (the "EPA"). The regulations cover the design, construction and installation of new UST systems, and require that existing systems meet certain EPA standards. The regulations require that owner/operators of UST systems demonstrate financial responsibility for the cleanup of spills or releases, and/or to compensate third parties for any resulting damages. The Company has recently upgraded its HQ Terminal Facility and its other storage facilities to conform with applicable law and the Company has an ongoing program for maintenance, testing, retrofitting, or replacement of UST's. In addition, the Company maintains Pollution Liability Coverage on 11 of the 22 Gasoline Stations presently leased by the Company. Three of the 25 stations operated by the Company are supply contracts only, and therefore management does not believe that the Company would be subject to any environmental exposures. In addition, 8 stations are leased to a third party distributor which, under the terms of said lease, is responsible for any environmental liability as of January 1, 1997. The Alexander Street Terminal is also insured under a separate Pollution Legal Liability Policy.

     The Company will have to invest an estimated minimum of $283,000 in order to meet EPA and State regulations for underground storage tanks by December, 1998.

NOTE 12 - CAPITAL STOCK

     PREFERRED
     A) The Company has 5,000,000 shares of Authorized Preferred Stock with a par value of $.001.

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


          C) On September 24, 1997, the Company, Claire E. Tarricone, Anthony J. Tarricone and Joseph A. Tarricone and Infinity Investors Limited ("Infinity") entered into a certain Restructuring Agreement (the "Restructuring Agreement"). Under the terms of the Restructuring Agreement, Infinity agreed to exchange 6,960 shares of Series B Preferred Stock in the Company, all accrued and unpaid dividends on the outstanding shares of Series B Preferred Stock and approximately $78,000 of indebtedness owing to Infinity for the Company's Subordinated Promissory Note in the principal amount of $600,000 (the "Note"). The Note accrues interest at 12% per annum compounded quarterly through September 24, 1998 and accrues simple interest at 12% per annum after September 24, 1999. The note matures on September 24, 2002, although the Company is required to make mandatory prepayment upon the occurrence of certain events. The terms of the balance of the 560,125 shares of Series B Preferred Stock owned by Infinity were amended to provide, among other things, for (i) a fixed conversion price of $4.00 per share of Series B Preferred Stock, (ii) the removal of certain limitations on the rights of holders of the Series B Preferred Stock to convert those shares into the Company's Common Stock( which the Company also agreed to register), and (iii) an increase in the dividend rate of the Series B Preferred Stock to 12% from 8% per annum. In March 1998, pursuant to the applicable provisions of the Restructuring Agreement, Infinity elected to further amend the terms of the Series B Preferred Stock to the effect that dividends would cease accuring (i.e., the dividend rate would decrease from 12% per annum to 0% per annum), and in connection therewith, Infinity elected to cause certain of the Company's officers/directors to transfer to Infinity five year options to acquire 500,000 shares of the Company's common stock at an exercise price of $.6250 per share).

           The Preferred Stock bears a cumulative cash dividend rate of $0.93 per annum, payable quarterly, when, as and if declared by the Board of Directors of the Company.

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

          Common Stock

          On October 16, 1998, the Company recorded a two-for-one reverse stock split of its common stock. Accordingly, all references to the number of shares outstanding have been adjusted for all the periods presented to give effect to the aforementioned stock split.

During the period September 1997 to November 1997, the holder of options issued for payment of consulting expenses, exercised 200,000 options to purchase 200,000 shars of common stock at an exercise price at $.82 per share.

During the fiscal year ended August 31, 1998, the Company issued 172,495 shares of common stock in exchange for consulting services valued at $232,933.

During the fiscal year ended August 31, 1998, unpaid preferred stock dividends in the amount of $269,067 were converted at approximately $4.00 per share into 67,285 shares of common stock.

On July 30, 1998, 25,000 warrants were exercised into 25,000 shares of common stock at the market price of $.46 per share.

NOTE 13 - STOCK OPTIONS

     During the year ended August 31, 1997, the Company granted 257,500 options to consulting firms to purchase common stock at an average exercise price of $.82 per share, in connection with the Restructuring Transaction disclosed in Note 12(c). The options are exercisable for a period of 5 years beginning on the grant date, 200,000 options expire on February 27, 2000 with the remaining 57,500 options expiring November 2001.

     During the year ended August 31, 1997, the Company granted 817,000 options to employees at an average exercise price of $.35 per share. The options are exercisable for a period of 5 years beginning on the grant date. 712,500 options expire November 13, 2001 with the remaining 104,500 options expiring on August 12, 2002.

     The following summarizes the stock options for the two years ended August 31, 1998;

                                                               Weighted Average
                                             Number of          Exercise Price
                                              Options              Per Share
                                             ---------         ----------------

          Outstanding at September 1, 1996           0
           Granted                             217,000                $  .23
                                               -------                ------
                                                                      ------
          Outstanding at August 31, 1997       217,000
           Granted                              25,000                   .23
                                               -------                ------
                                                                      ------
          Outstanding at August 31, 1998       242,000                   .27
                                               -------                ------
                                               -------                ------
          Weighted average fair value of
           options granted during the year.                 $.56
                                                            ----
                                                            ----
          Weighted average remaining life
           of options granted during the year               5 Years

     During the year ended August 31, 1998, the Company granted 85,000 options to employees at an average exercise price of $1.06 per share. The options are exercisable for a period of five (5) years beginning on the grant date. The Company accounts for stock based compensation for employees using the intrinsic value-based method provided in APB Opinion 25, "Accounting for Stock issued to Employees." The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost for employees has been recognized for the year ended August 31, 1998. Had compensation cost been determined based on the fair value method on the date of grant, the Company's net loss and loss per common share would have increased by approximately $75,599 and $.03, respectively.

     The weighted average fair value at the date of grant for the year ended August 31, 1998 was approximately $.96 per option. The fair value of each option granted was estimated using the Black- Scholes option-pricing model based on the following assumptions: expected dividend yield of 0%, expected volatility of 120%,a risk-free interest rate of 6.0%, and expected lives of 5 years. The compensation cost as generated by this method may not be indicative of the future benefit, if any, that will be received by the option holder.

     Additionally, certain officers and employees of the Company were granted five year options (outside of such plan) to purchase a total of 600,000 shares of the Company's common stock in November 1996. At an exercise price of $.6250 per share (500,000 which were assigned to Infinity in March
     1998), and five year options (also outside of such plan) to purchase 60,000 shares of the Company's common stock in July 1998 at an exercise price of $1.06 per share.

NOTE 14 - EMPLOYEE BENEFIT PLANS

     The Company maintains a qualified 401(k) plan for non-union employees meeting certain requirements. Under the plan, annual discretionary contributions to the plan are determined by the Board of Directors and employees may make voluntary contributions. For the years ended August 31, 1998 and 1997, the Company did not make any contributions to the plan.

     The Company contributes, along with many other employers, to the International Brotherhood of Teamsters and Chauffeurs Union, Local 456, a multi-employer defined benefit plan. The Pension Plan Amendment Act of 1980, imposes certain liabilities upon employers who are contributors to multi-employer plans in the extent that employers withdraw from such a plan.

NOTE 15 - SUBSEQUENT EVENTS

     (a) Company's Common Stock was delisted from The Nasdaq Small Cap Market, Inc. ("Nasdaq"), effective as of the close of business on November 9, 1998, as a result of Nasdaq's determination that the Company failed to satisfy the terms of a Nasdaq qualifications exception which was granted on September 8, 1998. Although the Company intends to challenge the delisting, there can be no assurance that the Comany's common stock will be re-listed on The Nasdaq Small Cap Market after completion of the review process. If the Company's securities are excluded from The Nasdaq Small Cap Market, it may adversely affect the prices of such securities and the ability of holders to sell them.

     (b) The Company sold the customer list and certain other assets of its wholly-owned subsidiary, White Plains Fuel, Inc., in October 1998, to the third party that had operated such business since June 1995, for a purchase price of $361,000.


NOTE 16 -  RECENT ACCOUNTING DEVELOPMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS 130"), effective for periods beginning after December 15, 1997, SFAS 130, which will be adopted in the first quarter of the year ending August 31, 1999, establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from financial statement disclosures.

     In June 1997, FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131"), effective for periods beginning after December 15, 1997. SFAS 131, which will be adopted in the first quarter of the year ending August 31, 1999, establishes standards for the reporting by public business enterprises of information about operating segments in interim and annual financial statements. The Company is currently evaluating the impact, if any, the implementation of this standard will have on the disclosures in the consolidated financial statements.

NOTE 17 - SEGMENT INFORMATION

     The Company's revenue and income are derived from one industry segment which includes the sale of propane, propane equipment, fuel oil, gasoline and diesel fuel.

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


(b)   Reports on Form 8-K - None

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 25, 1998     Halstead Energy Corp.

                           By: s/s Claire E. Tarricone
                                    President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature           Title            Date

PRINCIPAL EXECUTIVE
 OFFICER:

/s/ Claire E. Tarricone       President        November 30, 1998
Claire E. Tarricone

PRINCIPAL FINANCIAL
 AND ACCOUNTING OFFICER:

/s/ Joseph A. Tarricone       Vice President   November 30, 1998
Joseph A. Tarricone           and Treasurer

DIRECTORS:

/s/ Claire E. Tarricone       Director         November 30, 1998
Claire E. Tarricone

/s/ Anthony J. Tarricone      Director         November 30, 1998
Anthony J. Tarricone

/s/ Joseph A. Tarricone       Director         November 30, 1998
Joseph A. Tarricone

Edwin Goldwasser              Director         November 30, 1998

Joseph Gatti                  Director         November 30, 1998