Form 10-Q
period 1998-11-30
HALSTEAD ENERGY CORP
filed 1999-01-13
CIK 791350

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended November 30, 1998

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

                                   914-666-5800
                  (Issuer's Telephone Number, Including Area Code)

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

                           Yes _______     No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of January 4, 1999, the issuer has 3,013,750 shares of its Common Stock outstanding.

                                                                   INDEX PAGE(S)


PART 1.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheet as of
              November 30, 1998 (unaudited)....................      F-2 -F-3

           Consolidated Statements of Operations for the three
              months ended November 30, 1998 and 1997
             (unaudited).......................................      F-4

           Consolidated Statements of Stockholder's Equity for
             the year ended August 31, 1998 and for the three
             months ended November 30, 1998 (unaudited)........      F-5

           Consolidated Statements of Cash Flows for the three
             months ended November 30, 1998 and 1997 (unaudited)     F-6

           Selected Notes to the Consolidated Financial Statements   F-7



ITEM 2.      MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                  F-8 - F-10

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings                                       F-11

             Signature Pages                                         F-12

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                November 30, 1998
                                   (Unaudited)

                                   A S S E T S
                                   -----------

CURRENT ASSETS
     Accounts Receivable - Trade, Net of  Allowance
      for Doubtful Accounts of  $54,654...................   $   976,117

     Inventories..........................................       164,540
     Note Receivable......................................       170,055
     Note Receivable - Related Party......................       801,335
     Prepaid Expenses and Other Current Assets............       244,778
     Deferred Tax Asset...................................        27,000
                                                              -----------
            TOTAL CURRENT ASSETS..........................     2,383,825

PROPERTY PLANT AND EQUIPMENT - NET

     Land.................................................       944,000
     Property Plant and Equipment.........................    10,370,779
                                                              -----------
            TOTAL PROPERTY PLANT AND EQUIPMENT............    11,314,779

OTHER ASSETS

         Net Deferred Tax Asset...........................       355,000
         Intangible Assets - Net..........................       938,940
                                                             ------------
            TOTAL OTHER ASSETS............................     1,293,940
                                                             ------------
            TOTAL ASSETS..................................  $ 14,992,544
                                                             ============

                              See Accompanying Notes.

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                November 30, 1998
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
     Accounts Payable - Trade..............................   $2,471,266
     Notes Payable - Related Party.........................      220,671
     Current Portion of Long-Term Debt.....................    2,586,341
     Deferred Revenue .....................................      177,499
     Accrued Expenses and Other Current Liabilities........      816,314
                                                               -----------

              TOTAL CURRENT LIABILITIES....................    6,272,091

Long-Term Debt - Net of Current Portion....................    1,982,989
Security Deposits Payable..................................      229,110
Deferred Revenue...........................................      111,084
                                                               -----------
              TOTAL LIABILITIES............................    8,595,274
                                                               -----------
Preferred Stock, $.001 Par Value, 168,020 Shares
         Authorized-Series A 7.5% Cumulative Convertible
         Redeemable 168,020 Shares Issued and Outstanding
         ($1,008,120 aggregate liquidation preference).....          168
Paid In Capital: Preferred.................................    1,064,001
                                                               -----------
                                                               1,064,169

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 Par Value, 5,000,000 Shares
         580,646 Shares Authorized-Series B
         12.0% Cumulative Convertible Redeemable 560,125
         Shares Issued and Outstanding
         ($4,338,580 aggregate liquidation preference)....           560
Common Stock, $00.1 Par Value, 25,000,000  Shares
         Authorized, 3,013,750 Issued and Outstanding
         as of November 30, 1998..........................         3,013
Paid in Capital: Preferred................................     3,614,800
                 Common...................................     6,845,197
Accumulated Deficit.......................................    (5,030,469)
Subscription Receivable...................................      (100,000)
                                                             -----------
              TOTAL STOCKHOLDERS' EQUITY                       5,333,101
                                                             -----------
              TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY    $14,992,544
                                                             ===========



                              See Accompanying Notes.

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     For The Three Months Ended November 30,




                                                        1998         1997
                                                       --------------------

Revenues..........................................  $3,007,540     $3,981,754
Cost of Revenues..................................   2,192,311      3,008,587
                                                    ----------     ----------
GROSS PROFIT......................................     815,229        973,167

OPERATING EXPENSES

 Selling General & Adm. Expenses..................   1,084,020        954,970
 Management Fee, Related Party....................      90,000         90,000
 Loss on Early Termination of Lease...............     174,707              0
 Net Rental Income................................     (39,374)      (155,990)
 Depreciation and Amortization....................     242,502        278,680
                                                     ---------     ----------
 Operating Expenses                                  1,551,855      1,167,660
                                                     ---------     ----------
 Loss from Operations.............................    (736,626)      (194,493)

 Interest Expense, Net                                 192,189        170,264
                                                     ---------     ----------
 Loss Before Tax Provision........................    (928,815)      (364,757)
 Provision for Taxes                                         0              0
                                                     ---------     ----------
 Net loss.........................................    (928,815)      (364,757)
 Preferred Stock Dividends                              18,906        573,172
                                                     ---------    -----------
 Net Loss Available to Common Share .............. $  (947,721)    $ (937,929)
                                                     ---------    -----------
                                                     ---------    -----------

Basic and Diluted Loss Per Share.................. $    (0.33)    $    (0.44)
                                                    ----------    -----------
                                                    ----------    -----------
Average Number of Common Shares                      2,880,527      2,154,301
                                                    ----------    -----------
                                                    ----------    -----------

                              See Accompanying Notes.

                              HALSTEAD ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (Unaudited)

                                                      RETAINED
             PREFERRED STOCK  COMMON STOCK            EARNINGS    STOCK
             $.001 PAR VALUE .001 PAR VALUE PAID IN (ACCUMULATED   SUB.   TOTAL
             ISSUED  AMOUNT   ISSUED AMOUNT CAPITAL    DEFICIT)    REC.   EQUITY
             ---------------  ------------- -------  ------------ ------  ------
            -----  ------     ------  -----     ------ ---------- --- ---------
Balance
 at August 31,
 1997 567,085    567 2,059,301  2,060  9,545,257  (873,978) (100,000) 8,573,906

Dividends
 Declared:
 Preferred
 Series A  0        0              0       0        0    (75,609)  0    (75,609)

Dividends
 Declared:
 Preferred
 Series B  0        0              0       0        0   (467,814)  0   (467,814)

Common Shares
 Issued on
 Conversion of
 Options   0        0         200,000    200   163,800         0   0    164,000

Common Shares
 Issued to
 Consultant for
 Services
 Rendered  0        0         172,495    172   232,761         0   0    232,933

Conversion of
 Series B Preferred
 Stock to Debt
        (6,960)    (7)              0      0   (56,261)        0   0    (56,268)

Restructuring of
 Series B Preferred
 Stock       0      0               0      0   (75,881)        0   0    (75,881)

Exercise of
 Warrants   0       0         25,000      25    11,535         0   0     11,560

Common Shares
 Issued in Exchange
 for Dividends 0    0         67,285      67   269,000  (269,067)  0          0

Net Loss -
 August 31,
 1998       0       0              0       0         0 (2,396,280) 0 (2,396,280)
          ----    ----       ------- -------   ------- ---------- --  ---------
Balances at
 August 31,
 1998  560,125 $560 2,524,081 $2,524 $10,090,211($4,082,748)($100,000)$5,910,547

Coimmon Shares
 Issued on Debt
 Conversion           399,669    399     292,595                         292,994

Common Shares
 Issued to
 Consultant for
 Services
 Rendered              90,000     90      77,191                          77,281

Dividends
 Declared:
 Preferred
 Series A                                           (18,906)            (18,906)

Net Loss -
 November 30,                                      (928,815)           (928,815)
 1998

Balances at
 November 30,
 1998 560,125 $560 3,013,750 $3,013 $10,459,997 ($5,030,469)($100,000)$5,333,101
      =======  === ========= ======  ==========  ==========  ======== ==========

       See Accompanying Notes.

                              HALSTEAD ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                         Three Months Ended
                                                             November 30,
                                                           1998        1997
                                                           ----        ----
Cash flows from Operating Activities:

     Net Loss.....................................        (928,815)  ($364,757)

     Adjustments to Reconcile Net Loss
      to Net Cash Used In Operating Activities:
      Non-Employee Compensation Expense from
       Common Stock Issued During the Quarter.....          77,281           0
      Depreciation & Amortization.................         242,502     278,680
      Loss on Early Termination of Lease..........         174,707           0
      Change in Operating Assets and Liabilities:.
      Accounts Receivable.........................        (222,189)   (108,769)
      Inventory...................................          30,784     (33,102)
      Prepaid Expenses and other Current Assets...          69,366     (33,940)
      Accounts Payable, Accrued Expenses and Other
       Current Liabilities.......................          216,188     365,426
      Deferred Revenue............................         (70,059)   (145,059)
                                                         ---------   ---------
         Net Cash Used In Operating Activities            (410,235)    (41,521)

Cash Flows From Investing Activities:

     Net Proceeds from Sale of Customer List.....          265,193           0
     Acquisition of  Property and Equipment......          (56,898)    (81,605)
     Net Repayment (Advance) Note Receivable-ATI.          (32,370)    (12,111)
     Security Deposits Payable...................                0      (8,211)
                                                        ----------   ---------
        Net Cash Provided By (Used in) Investing
          Activities                                       175,925    (101,927)


Cash Flows From Financing Activities:

     Decrease in Cash Overdraft..................                0      (3,106)
     Proceeds from Long Term Borrowings..........          235,020     696,734
     Proceeds from Related Parties...............           18,196     118,532
     Repayment of  Long Term Debt................                0    (109,200)
     Repayment of Stockholders Loan..............                0     (18,526)
     Preferred Stock Dividends...................          (18,906)   (543,052)
                                                        ----------   ---------
Net Cash Provided By Financing Activities                  234,310     141,382

Net Decrease in Cash.............................                0      (2,066)

    Cash at Beginning of Period..................                0      63,295
                                                        ----------   ---------
    Cash at End of Period .......................         $      0   $  61,229
                                                        ----------  ----------
                                                        ----------  ----------
Supplement Disclosure of Cash Flow Information

Cash Paid During the Period For:
    Interest Expense.............................         $136,508   $ 181,841
    Income Taxes.................................         $ 32,400   $       0

Non Cash Transactions:
    Preferred Stock Issued for Unpaid Dividends..         $      0   $ 546,066
    Conversion of Preferred Stock to Long Term Debt       $      0   $ 600,000
    Exchange of Related Party Debt for Common Stock       $292,994   $       0

          See Accompanying Notes.

               Selected Notes to the Consolidated Financial Statements
                                    (Unaudited)


(1)      Summary of Significant Accounting Policies:

         The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at November 30, 1998.

     Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, August 31, 1998 contained in the Company's Annual Report on Form 10-KSB dated November 25, 1998.

     The results reflected for the three month period ended November 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1999.

(2)      Options and Warrants:

         The following table sets forth the options and warrants of the Company as of November 30, 1998.


          Amount         Term         Issue Date         Exercise Price ($)

          123,563        5 yrs.        03/05/96            40% of market
            5,000        5 yrs.        11/04/96                 .625
            9,774        5 yrs.        11/05/96                1.534
          600,000        5 yrs.        11/14/96                 .025
          112,500        5 yrs.        01/10/97                 .025
           45,000        5 yrs.        02/18/97                 .025
          104,500        5 yrs.        08/12/97                1.260
           85,000        5 yrs.        07/30/98                1.06


(3)  Earnings (Loss)Per Share

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Three Months Ended November 30, 1998

     Revenues for the three months ended November 30, 1998 decreased to $3,007,540 from $3,981,754 for the three months ended November 30, 1997. The decrease is primarily due to the loss of customers in the commercial gasoline business which has experienced competitive pricing and from lower retail pricing at our station chain due to a lower product cost. Propane and retail gasoline product revenues were flat quarter to quarter.

     Cost of revenues for the three months ended November 30, 1998, decreased to $2,192,311 (or 72.9% of revenue)from $3,008,587 (or 75.6% of revenue)for the three months ended November 30, 1997. This decrease of cost of revenue is due to the lower cost of product and to the other factors described above.

     Gross profit margin as a percentage of revenues increased to 27.1% from 24.4%. This increase in margin as a percentage of revenues resulted in part from improved margins in the propane business and lower product costs.

     Selling, General and Administrative Expenses for the three months ended November 30, 1998 increased to $1,084,020 from $954,970 for the three months ended November 30, 1997. This increase results from higher professional fees and salaries.

     Depreciation and amortization expense for the three months ended November 30, 1998 decreased to $242,502 from $278,680 for the three months ended November 30, 1997. This decrease is mainly due to certain property, plant and equipment being fully depreciated..

     Interest Expense, net for the three months ended November 30, 1998, increased to $192,189 from $170,264 for the three months ended November 30, 1997 due to an increase in certain indebtedness of the Company.


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

     Capital expenditures for the year ended August 31, 1998 were $270,797 and for the quarter ended November 30, 1998 was $56,898. Included in this amount were expenditures for propane and other equipment, improvement to gas stations and the terminal facility, and improvements and/or purchases of trucks and auto.

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

     During the quarter ending November 30, 1998, the Company made additional advances to ATI of $1,756,943 of which $1,724,573 was repaid. At November 30, 1998 the Company was owed $801,335.

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

     At November 30, 1998, certain parties were owed an aggregate of $220,671 by the Company, which are non-interest bearing, payable on demand at any time on or after September 1, 1998. In October 1998, $292,994 of this amount was exchanged for common stock in the company.

     The Company had a working capital deficiency of approximately $3,888,266 and a ratio of current assets to current liabilities of approximately 38% or 1:2.64 as at November 30, 1998

 Part II.     OTHER INFORMATION

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

     The Company's principal terminal facility is currently being operated by ATI pending the ultimate resolution of the above-referenced bankruptcy proceeding. The Company has withdrawn its most recent application with the State of New York for a terminal operator's and diesel motor fuel license based on its belief that approval of the same would not be granted at the present time(due to the circumstances which are the subject of the preceding paragraph). If the Company determines to resubmit such application in the future, there can be no assurance about the prospect of obtaining the approval of the same. The Company has been advised by counsel that pending the conclusion of ATI's bankruptcy proceeding, ATI will continue to maintain such licenses and will be able to continue operating the Company's terminal and diesel motor fuel businesses. There can be no assurance that at the conclusion of such proceeding, if the result were a liquidation of ATI (which the Company believes is the likely result),and therefore, a termination of such licenses, that the Company, by that time, would have received its own licenses or would have been able to contract with another entity to operate such businesses. The occurrence of any of these circumstances could have a material and adverse effect on these businesses and on the Company.

         The Company is not a party to any other material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.
                                         F-11

SIGNATURES


         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HALSTEAD ENERGY CORP.


Dated:   January 13, 1999                   By:  /s/ Claire E. Tarricone
                                                ------------------------
                                                  President


Dated:   January 13, 1999                   By:  /s/ Joseph A. Tarricone
                                                ------------------------
                                                  Vice President/Treasurer