Form 10-Q
period 1999-02-28
HALSTEAD ENERGY CORP
filed 1999-04-19
CIK 791350

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended February 28, 1999

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

                           Yes _______     No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of April 5, 1999, the issuer has 3,013,750 shares of its Common Stock outstanding.

                                                                   INDEX PAGE(S)


PART 1.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheet as of February 28, 1999
              (unaudited)......................................      F-2 -F-3

           Consolidated Statements of Operations for the three
              and six months ended February 28, 1999 and 1998
             (unaudited).......................................      F-4

           Consolidated Statements of Stockholders' Equity for
             the year ended August 31, 1998 and for the six
             months ended February 28, 1999 (unaudited)........      F-5

           Consolidated Statements of Cash Flows for the six
             months ended February 28, 1999 and 1998 (unaudited)     F-6

           Selected Notes to the Consolidated Financial Statements   F-7



ITEM 2.      MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                  F-8 - F-10

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings                                       F-11

             Signature Pages                                         F-13

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                February 28, 1999
                                   (Unaudited)

                                   A S S E T S
                                   -----------

CURRENT ASSETS
     Cash.................................................   $    43,683
     Accounts Receivable - Trade, Net of  Allowance
      for Doubtful Accounts of  $57,710...................       807,589

     Inventories..........................................       233,663
     Note Receivable......................................       170,055
     Note Receivable - Related Party......................       856,617
     Prepaid Expenses and Other Current Assets............       288,971
     Deferred Tax Asset...................................        27,000
                                                              ----------
            TOTAL CURRENT ASSETS..........................     2,427,578

PROPERTY PLANT AND EQUIPMENT - NET

     Land.................................................       944,000
     Property Plant and Equipment.........................    10,188,493
                                                              -----------
            TOTAL PROPERTY PLANT AND EQUIPMENT............    11,132,493

OTHER ASSETS

         Net Deferred Tax Asset...........................       355,000
         Intangible Assets - Net..........................       917,883
                                                             ------------
            TOTAL OTHER ASSETS............................     1,272,883
                                                             ------------
            TOTAL ASSETS..................................  $ 14,832,954
                                                             ============

                              See Accompanying Notes.

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                February 28, 1999
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
     Accounts Payable - Trade..............................   $  2,557,227
     Notes Payable - Related Party.........................        229,662
     Current Portion of Long-Term Debt.....................      2,526,173
     Deferred Revenue .....................................        120,413
     Accrued Expenses and Other Current Liabilities........        839,473
                                                               -----------

              TOTAL CURRENT LIABILITIES....................      6,272,948

Long-Term Debt - Net of Current Portion....................      1,917,073
Security Deposits Payable..................................        270,535
Deferred Revenue...........................................        111,084
                                                               -----------
              TOTAL LIABILITIES............................      8,571,640
                                                               -----------
Preferred Stock, $.001 Par Value, 168,020 Shares
         Authorized-Series A 7.5% Cumulative Convertible
         Redeemable 168,020 Shares Issued and Outstanding
         ($1,008,120 aggregate liquidation preference).....            168
Paid In Capital: Preferred.................................      1,064,001
                                                               -----------
                                                                 1,064,169
STOCKHOLDERS' EQUITY

Preferred Stock, $.001 Par Value,
         580,646 Shares Authorized-Series B
         Convertible Redeemable 560,125
         Shares Issued and Outstanding
         ($4,338,580 aggregate liquidation preference)....             560
Common Stock, $00.1 Par Value, 25,000,000  Shares
         Authorized, 3,013,750 Issued and Outstanding                3,013
Paid in Capital: Preferred................................       3,614,800
                 Common...................................       6,845,197
Accumulated Deficit.......................................      (5,166,425)
Subscription Receivable...................................      (  100,000)
                                                               -----------
              TOTAL STOCKHOLDERS' EQUITY                         5,197,145
                                                               -----------
              TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY    $  14,832,954
                                                               ===========

                              See Accompanying Notes.

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Unaudited                Unaudited
                                    Three Months Ended         Six Months Ended
                                       February 28,              February 28,

                                     1999        1998       1999        1998
                                     ----        ----       ----        ----

Revenues.........................$ 2,986,276  $3,734,051 $5,993,816  $7,715,799
Cost of Revenues.................  1,745,932   2,669,714  3,938,243   5,677,071

GROSS PROFIT.....................  1,240,344   1,064,337  2,055,573   2,038,728

OPERATING EXPENSES

 Selling General & Adm. Expenses.    902,947   1,049,648  1,987,024   1,826,215
 Management Fee, Related Party...     90,000      90,000    180,000     180,000
 Loss on early termination of lease        0           0    174,707           0
 Net Rental Income...............    (95,174)   (129,031)  (134,548)   (333,798)
 Depreciation and Amortization...    242,445     298,379    484,890     577,059

 INCOME (LOSS) FROM OPERATIONS       100,126    (194,659)  (636,500)   (210,748)

 Interest Expense, Net               217,176     167,244    409,365     337,509

 LOSS BEFORE TAX PROVISION          (117,050)   (361,903)(1,045,865)  (548,257)

PROVISION FOR INCOME TAXES                 0           0          0           0

 Net Loss .......................   (117,050)   (361,903)(1,045,865)   (548,257)
 Preferred Stock Dividends           (18,906)  (157,813)    (37,812)   (644,529)

 Net Loss Available to Common
  Share..........................   (135,956)  $(519,716)(1,083,677)$(1,192,786)
 Basic and Diluted Loss Per Share     ($0.05)     ($0.11)    ($0.37)     ($0.27)

 Average Number of Common Shares   3,013,750   4,564,898  2,947,138   4,436,749
                                   =========  ==========  =========  ==========

                              See Accompanying Notes.

                              HALSTEAD ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (Unaudited)

                                                      RETAINED
             PREFERRED STOCK  COMMON STOCK            EARNINGS    STOCK
             $.001 PAR VALUE .001 PAR VALUE PAID IN (ACCUMULATED   SUB.   TOTAL
             ISSUED  AMOUNT   ISSUED AMOUNT CAPITAL    DEFICIT)    REC.   EQUITY
             ---------------  ------------- -------  ------------ ------  ------
            -----  ------     ------  -----     ------ ---------- --- ---------
Balance
 at August 31,
 1997 567,085    567 2,059,301  2,060  9,545,257  (873,978) (100,000) 8,573,906

Dividends
 Declared:
 Preferred
 Series A  0        0              0       0        0    (75,609)  0    (75,609)

Dividends
 Declared:
 Preferred
 Series B  0        0              0       0        0   (467,814)  0   (467,814)

Common Shares
 Issued on
 Conversion of
 Options   0        0         200,000    200   163,800         0   0    164,000

Common Shares
 Issued to
 Consultant for
 Services
 Rendered  0        0         172,495    172   232,761         0   0    232,933

Conversion of
 Series B Preferred
 Stock to Debt
        (6,960)    (7)              0      0   (56,261)        0   0    (56,268)

Restructuring of
 Series B Preferred
 Stock       0      0               0      0   (75,881)        0   0    (75,881)

Exercise of
 Warrants   0       0         25,000      25    11,535         0   0     11,560

Common Shares
 Issued in Exchange
 for Dividends 0    0         67,285      67   269,000  (269,067)  0          0

Net Loss -
 August 31,
 1998       0       0              0       0         0 (2,396,280) 0 (2,396,280)
          ----    ----       ------- -------   ------- ---------- --  ---------
Balances at
 August 31,
 1998  560,125 $560 2,524,081 $2,524 $10,090,211($4,082,748)($100,000)$5,910,547

Coimmon Shares
 Issued on Debt
 Conversion           399,669    399     292,595                         292,994

Common Shares
 Issued to
 Consultant for
 Services
 Rendered              90,000     90      77,191                          77,281

Dividends
 Declared:
 Preferred
 Series A                                           (37,812)            (37,812)

Net Loss -
 February 28,
 1999                                            (1,045,865)         (1,045,865)

Balance at
 February 28,
 1999 560,125 $560 3,013,750 $3,013 $10,459,997 ($5,166,425)($100,000)$5,197,145
      ======= ==== ========= ====== ===========  ==========  ========  ========

       See Accompanying Notes.

                              HALSTEAD ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                           Six Months Ended
                                                             February 28,
                                                           1999        1998
                                                           ----        ----
Cash flows from Operating Activities:
     Net Income (Loss)............................        (1,045,865)($548,257)
     Adjustments to Reconcile Net Income (Loss)
      to Net Cash Provided by Operating Activities:
     Non Employee Compensation Expense from Common
      Stock Issued During the Period.............             77,281         0
     Depreciation & Amortization.................            484,890   577,059
     Loss of Early Termination of Lease..........            174,707         0
     Deferred Income Tax Expense.................                  0    45,000
     Change in Operating Assets and Liabilities:.
      Accounts Receivable.........................           (53,661)   26,573
      Inventory...................................           (38,339)   (7,738)
      Prepaid Expenses and other Current Assets...            25,173    68,309
      Accounts Payable, Accrued Expenses and Other
      Current Liabilities.........................           458,193  (220,382)
      Deferred Revenue............................          (127,145)  (54,282)
      Income Tax Payable..........................                 0  (241,000)
                                                          ---------- ---------
         Net Cash Used in Operating Activities               (44,766) (354,718)

Cash Flows From Investing Activities:
     Net Proceeds from Sale of Customer List.....            265,193         0
     Acquisition of property and Equipment.......            (95,943) (135,004)
     Advances in Note Receivable.................                  0   124,013
     Net Repayment (Advance) Note Receivable-ATI.            (87,652)   66,380
     Security Deposits Payable...................             41,425    85,759
                                                          ---------- ---------
        Net Cash Provided By Investing Activities            123,023   141,148

Cash Flows From Financing Activities:
     Increase (Decrease) in Cash Overdraft.......                  0   (74,265)
     Net Proceeds from the Issuance of Common Stock                0   149,415
     Proceeds from Short Term Borrowings.........                  0    14,690
     Proceeds from Long Term Borrowings..........            598,627   664,616
     Repayment of Long Term Borrowings...........           (622,576)        0
     Net Borrowings from Related Parties.........             27,187    79,100
     Preferred Stock Dividends...................            (37,812) (644,529)
                                                          ---------- ---------
Net Cash Provided By Financing Activities                    (34,574)  189,027

Net Increase (Decrease) in Cash..................             43,683   (24,543)

    Cash and Cash Equivalents at Beginning of Period               0    63,295
                                                          ---------- ---------
    Cash and Cash Equivalents at End of Period...             43,683 $  38,752
                                                          ---------- ---------
                                                          ---------- ---------
Supplement Disclosure of Cash Flow Information

Cash Paid During the Period For:
    Interest Expense.............................            332,905 $ 359,577

Supplemental Schedule of Non Cash Investing and
  Financing Activities:
    Exchange of Related Party Debt for Common Stock          292,994 $       0
    Preferred Stock Issued for Unpaid Dividends..                  0 $ 546,066
    Conversion of Preferred Stock to Long Term Debt                0 $ 600,000
    Common Stock Issued for Unpaid Dividends                       0 $ 138,911

          See Accompanying Notes.

               Selected Notes to the Consolidated Financial Statements
                                    (Unaudited)


(1)      Summary of Significant Accounting Policies:

         The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at February 28, 1999.

     Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, August 31, 1998 contained in the Company's Annual Report on Form 10-KSB dated November 25, 1998.

     The results reflected for the three month period ended February 28, 1999, are not necessarily indicative of the results for the entire fiscal year ending August 31, 1999.

(2)      Options and Warrants:

         The following table sets forth the options and warrants of the Company as of February 28, 1999.


          Amount         Term         Issue Date         Exercise Price ($)

          123,563        5 yrs.        03/05/96            40% of market
            5,000        5 yrs.        11/04/96                 .625
            9,774        5 yrs.        11/05/96                1.534
          600,000        5 yrs.        11/14/96                 .625
          112,500        5 yrs.        01/10/97                 .625
           45,000        5 yrs.        02/18/97                 .625
          104,500        5 yrs.        08/12/97                1.260
           85,000        5 yrs.        07/30/98                1.06


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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Results of Operations

Three Months Ended February 28, 1999


     Revenues for the three months ended February 28, 1999, decreased by $747,775 to $2,986,276 from $3,734,051 for the three months ended February 28, 1998. The decrease is primarily due to the loss of customers in the commercial gasoline business, which has experienced competitive pricing and from lower retail pricing at our station chain due to a lower product cost. Propane and retail gasoline product revenues were flat quater to quarter.

     Cost of revenues for the three months ended February 28, 1999 decreased by $923,782 to 1,745,932 or (58.4% of revenue)from $2,669,714 (or 73.1% of revenue)
for the three months ended February 28, 1998. This decrease is due to the lower cost of product and to the other factors described above.

     Selling, General and Administrative Expenses for the three months ended February 28, 1999 decreased by $146,701 to $902,947 from $1,049,648 for for the three months ended February 28, 1998. The decrease is primarily due to reduction of salaries, decreased insurance expense and maintenance and repair expenses, telephone, uniform and selling expenses.

     Net Rental Income fro the three months ended February 28, 1999 decreased by $87,957 to $95,174 from $259,490 for the three months ended February 28, 1998. This decrease is primarily due to the loss of rental income due to the sale of White Plains Fuel and the temporary closing of gasoline stations due to cosmetic and environmental upgrades.

     Depreciation and amortization expense for the three months ended February 28, 1999 decreased by $55,934 to $242,445 from $298,379 for the three months ended February 28, 1998. This decrease is mainly due to certain property, plant and equipment being fully depreciated.

    Interest Expense, net for the three months ended February 28, 1999, increased $49,932 to $217,176 from $167,244 for the three months ended February 28, 1998 due to an increase in certain indebtedness of the Company.


Six Months Ended February 28, 1999

     Revenues for the six months ended February 28, 1999, decreased by $1,721,974 to $5,993,816 from $7,715,790 for the six months ended February 28, 1998. The decrease is primarily due to the loss of customers in the commercial gasoline business, which has experienced competitive pricing and from lower retail pricing at our station chain due to a lower product cost. Propane and retail gasoline product revenues were flat quater to quarter.

     Cost of revenues for the six months ended February 28, 1999 decreased by $1,738,828 to $3,938,243 (or 65.7% of revenue)from $5,677,071 (or 73.5%of revenue) for the six months ended February 28, 1998. This decrease is due to lower cost of product and to the other factors described above.

     Selling, General and Administrative Expenses for the six months ended February 28,1999 increased by $160,809 to $1,987,024 from $1,826,215 for the six months ended February 28, 1998. This increase results from higher professional fees amd salaries.

     In October of 1998, the Company sold its White Plains Fuel customer list. As a result, the Company realized a $174,707 loss on the early termination of its lease.

     Depreciation and amortization expense for the six months ended February 28, 1999 decreased by $92,169 to $484,890 from $577,059 for the six months ended February 28, 1998. This decrease is mainly due to the certain property, plant and equipment being fully depreciated.


     Interest expense , net for the six months ended February 28, 1999, increased by $71,856 to $409,365 from $337,509 for the six months ended February 28, 1998 due to an increase in certain indebtedness of the Company.


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

     Halstead Quinn Gasoline Division will have to invest approximately $200,000 in order to meet certain Federal EPA and State Regulations for underground storage tanks. Through February 28, 1999, the Company has partially completed the requirements for the 11 gasoline stations where upgrades are necessary under applicable law. The Company is in compliance and/or has completed all of the relevant upgrades at all of its other facilities. Failure to complete the required upgrades in a timely fashion may have a material adverse effect on the business, financial condition and operations of the Company.

     In addition, with additional financing, the Company plans to rebuild 11 of 25 gasoline stations which will generally require $20,000 to $750,000 per location for an aggregate of $2,500,000 (inclusive of the environmental upgrades referenced above). The rebuilds will be phased in over two years in order to minimize volume losses due to "downtime" encountered while each station location is under construction.

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

     On June 9, 1997, the Company obtained a one-year revolving credit facility in the maximum principal amount of $1,000,000. The maturity date has been extended to September 4, 1998, and thereafter, such indebtedness is payable on demand. Interest accrues on outstanding balances at the prime rate plus 10% per annum, subject to a minimum of 17% per annum until June 1, 1998, at which time the minimum increased to 20% per annum. The credit facility is secured by a security interest in all of the Company's accounts receivables, general intangibles, contract rights and inventory, as well as by the guarantees of Claire E. Tarricone, Joseph A. Tarricone, and Anthony J. Tarricone. As of February 28, 1999 the outstanding principal balance was $1,060,353.

     The Company has advanced funds to A. Tarricone, Inc. ("ATI") its former parent and brother-sister corporation with the same majority shareholders, for necessary and ordinary gasoline and diesel purchases. ATI is currently operating under Chapter 11 of the Federal Bankruptcy Laws.Such advances are secured by a first lien of 50% of all of the ATI's post-petition assets and a second lien on the balance of ATI's post petition assets.In addition, the Company reimburses ATI, under a management agreement which expired on August 31, 1998, which is now month to month, for clerical, administrative, payroll and other costs incurred by ATI. Such management fee is accrued monthly and is recorded as a reduction of the amount due to ATI. For six months ended February 18, 1999 and 1998, the Company was charged $180,000 in connection with such expenses.

     During the quarter ending February 28, 1999, the Company made additional advances to ATI of $1,455,245 of which $1,441,395 was repaid. At February 28, 1999 the Company was owed $815,185.

     On September 24, 1997, the Company, Claire E. Tarricone, Anthony J. Tarricone and Joseph A. Tarricone and Infinity Investors Limited ("Infinity") entered into a certain Restructuring Agreement (the "Restructuring Agreement"). Under the terms of the Restructuring Agreement, Infinity agreed to exchange 6,960 shares of Series B Preferred Stock in the Company, all accrued and unpaid dividends on the outstanding shares of Series B Preferred Stock and appriximately $78,000 of indebtedness owing to Infinity for the Company's Subordinated Promissory Note in the principal amount of $600,000 (the "Note"). The Note accrues interest at 12% per annum compounded quarterly through September 24, 1999 and accrues simple interest at 12% per annum after September 24, 1999. The note matures on September 24, 2002, although the Company is required to make mandatory prepayment upon the occurrence of certain events. The Company is disputing the indebtedness evidenced by the Note in the bankruptcy proceeding referenced in Part II, Item 1(c). The terms of the balance of the 560,125 shares of Series B Preferred Stock owned by Infinity were amended to provide, among other things, for (i) a fixed conversion price of $4.00 per share of Series B Preferred Stock, (ii) the removal of certain limitations on the rights of holders of the Series B Preferred Stock to convert those shares into the Company's Common Stock( which the Company also agreed to register), and
(iii) an increase in the dividend rate of the Series B Preferred Stock to 12% from 8% per annum. In March 1998, pursuant to the applicable provisions of the Restructuring Agreement, Infinity elected to further amend the terms of the Series B Preferred Stock to the effect that dividends would cease accuring (i.e., the dividend rate would decrease from 12% per annum to 0% per annum), and in connection therewith, Infinity elected to cause certain of the Company's officers/directors to transfer to Infinity five year options to acquire 500,000 shares of the Company's common stock at an exercise price of $.6250 per share (as referenced above).

     At February 28, 1999, certain parties were owed an aggregate of $328,686 by the Company, which are non-interest bearing, payable on demand at any time on or after September 1, 1998. In October 1998, $292,994 of this amount was exchanged for common stock in the company.

     The Company had a working capital deficiency of approximately $3,845,370 and a ratio of current assets to current liabilities of approximately 39% or 1:2.58 as at February 28, 1999.

     Year 2000 Computer Software Convrsions. The Company relies on numerous computer programs in its day to day business. Older computer programs use only two digits to identify a yer in its date field. As a result, when the Company hs to identify the year 2000, the computer will think it means the year 1900 and the operation attempting to be performed may fail or crash thus resulting in the potential interference in the operations of the Company's business. The Company has formulted plans to safeguard against the Year 2000 conversion problem. The cost of the implementation of the Year 2000 safeguards will not be material to the Company. The Company has completed a portion of the Year 2000 conversion. The remainder of the conversion was completed in March 1999. The cost of this portion of the conversion has been minimal.

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

     (b) On March 22, 1999, Infinity Ivestors Limited ("Infinity"), a creditor and shareholder of Halstead Energy Corp. (the "Registrant"), filed a Motion for Ex Parte Appointment of Receiver against the Registrant, corporation, Claire E. Tarricone, Anthony J. Tarricone, Joseph A. Tarricone, Edwin Goldwasser, Joseph Gatti and Does 1 through 10 (the "Defendants"), with the Second Judicial District Court of the State of Nevada in and for the County of Washoe. On March 23, 1999, the Second Judicial District Court of the State of Nevada in and for the County of Washoe granted the Motion for Ex Parte Appointment of Receiver and further ordered that Bernard A. Katz ("Katz"), a partner of J.H. Cohn LLP ("J.H. Cohn"), be appointed receiver of the Registrant to (i) preserve the assets of the Registrant for the benefit of its shareholders and creditors; (ii) possess and control the accounts, funds, monies and books and records of the Registrant; and (iii) undertake the daily business operations of the Registrant pursuant to the function, powers and duties conferred on receivers as provided under Nevada State Law. Upon the issuance of the order, the Receiver entered upon and secured possession of the premises of Halstead Quinn Propane, Inc., a New York coporation and a wholly-owned operating subsidiary of the Registrant ("HQ"), by changing the locks of, answering the phones of, and denying HQ management entry onto the premises owned by, HQ.

     Unable to conduct its business,on March 26, 1999, HQ filed a motion for order to show cause with temporary restraining order against the Receiver in
Part 1 of the Supreme Court of the State of New York ("New York State"). On that same day, an order to show cause with temporary restraining order was granted enjoining and restraining the Receiver, its agents, employees, affiliates, subsidiaries or any other entity or person acting under and/or of its authority or direction from taking any action with respect to HQ's property in New York and (i) enjoining the Receiver, directly or indirectly, from exercising or attempting to exercise possession, custody or control over HQ's property in New York; (ii) enjoining the Receiver, directly or indirectly, from interfering with the management and operation of HQ's business or its property in New York;
(iii)enjoining the Receiver, directly or indirectly, from restraining, impeding or interfering with the officers, directors and/or employees of HQ from managing or operating the business and affairs in New York; (iv) compelling the Receiver to surrender all of HQ's property in their custody, possession or control derived from their entry upon HQ's premises in Mt. Kisco, including copies of any books, records or information made or obtained by the Receiver thereof; and
(v) compelling the Receiver to surrender to HQ all keys, passes, combinations, locks or other physical restraints placed or imposed directly or indirectly by the Receiver over or upon HQ's property in Mt. Kisco. HQ also on that same date commenced a lawsuit in New York State Court against Katz and J.H. Cohn to recover damages sustained by HQ as a result of what management believes was Katz's and J.H. Cohn's illegal and tortious interference with HQ and its property.

     (c) On April 1, 1999, the Registrant filed a petition requesting relief under Chapter 11 of the Bankruptcy Code (title 11 of the United States Code) with the United States Bankruptcy Court for the Southern District of New York. The Bandruptcy Court, in response, ordered that the Registrant, as debtor-in-possession, as of the date of filing its Chapter 11 petition, shall retain control of a bank account with the Hudson Valley National Bank (the "Account") for operational purposes conditional upon the Registrant's making appropriate notations in its books and records related to the Account to reflect the commencement of this Chapter 11 case and all checks issued by the Registrant shall include the Designation "Debtor-in-Possession" or "DIP" on the face of such checks. The order further authorized and directed the Bank of New York to continue to serve and administer the Account and enjoined the Bank of New York from offsetting, freezing or otherwise impeding the use of a transfer or, or access to, funds deposited by the Registrant in the Account by reason of any claim, as defined in 11 U.S.C. 101(5), of the Bank of New York against the Registrant that was prior to the filing of the Chapter 11 Petition. Additionally, the order operated to stay all of the Nevada receivership proceedings pursuant to automatic stay provisions of the Bankruptcy Code 11 U.S.C. 362.

     On April 5, 1999, Infinity filed a motion in the Debtor's bankruptcy case seeking, among other things, to have the Receiver remain in possession of the Registrant's property (subsequent to April 5, 1999, Infinity withdrew this motion) or, in the alternative, to appoint a Chapter 11 trustee for the Registrant, pursuant to Section 1104 of the Bankruptcy Code. The Bankruptcy Court has set a hearing date of April 26, 1999 to consider and decide Infinity's motion. The Registrant intends to contest Infinity's motion. Furthermore, the Registrant is disputing the indebtedness evidenced by the Infinity Note (as referenced in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, above).

     (d)The Company is not a party to any other material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

SIGNATURES


         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HALSTEAD ENERGY CORP.


Dated:   April 19, 1999                     By:  /s/ Claire E. Tarricone
                                                ------------------------
                                                  President


Dated:   April 19, 1999                     By:  /s/ Joseph A. Tarricone
                                                ------------------------
                                                  Vice President/Treasurer