Form 10-Q/A
period 1999-02-28
HALSTEAD ENERGY CORP
filed 1999-04-29
CIK 791350

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-QSB/A

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
                                                               -----------
              TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY    $  14,832,954
                                                               ===========

                              See Accompanying Notes.

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Unaudited                Unaudited
                                    Three Months Ended         Six Months Ended
                                       February 28,              February 28,

                                     1999        1998       1999        1998
                                     ----        ----       ----        ----

Revenues.........................$ 2,986,276  $3,734,051 $5,993,816  $7,715,799
Cost of Revenues.................  1,745,932   2,669,714  3,938,243   5,677,071

GROSS PROFIT.....................  1,240,344   1,064,337  2,055,573   2,038,728

OPERATING EXPENSES

 Selling General & Adm. Expenses.    902,947   1,049,648  1,987,024   1,826,215
 Management Fee, Related Party...     90,000      90,000    180,000     180,000
 Loss on early termination of lease        0           0    174,707           0
 Net Rental Income...............    (95,174)   (179,031)  (134,548)   (333,798)
 Depreciation and Amortization...    242,445     298,379    484,890     577,059

 INCOME (LOSS) FROM OPERATIONS       100,126    (194,659)  (636,500)   (210,748)

 Interest Expense, Net               217,176     167,244    409,365     337,509

 LOSS BEFORE TAX PROVISION          (117,050)   (361,903)(1,045,865)  (548,257)

PROVISION FOR INCOME TAXES                 0           0          0           0

 Net Loss .......................   (117,050)   (361,903)(1,045,865)   (548,257)
 Preferred Stock Dividends           (18,906)  (157,813)    (37,812)   (644,529)

 Net Loss Available to Common
  Share..........................   (135,956)  $(519,716)(1,083,677)$(1,192,786)
 Basic and Diluted Loss Per Share     ($0.05)     ($0.11)    ($0.37)     ($0.27)

 Average Number of Common Shares   3,013,750   4,564,898  2,947,138   4,436,749
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


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

     Selling, General and Administrative Expenses for the three months ended February 28, 1999 decreased by $146,701 to $902,947 from $1,049,648 for the three months ended February 28, 1998. The decrease is primarily due to reduction of salaries, decreased insurance expense and maintenance and repair expenses, telephone, uniform and selling expenses.

     Net Rental Income for the three months ended February 28, 1999 decreased by $83,857 to $95,174 from $179,031 for the three months ended February 28, 1998. This decrease is primarily due to the loss of rental income from the sale of White Plains Fuel and the temporary closing of gasoline stations due to cosmetic and environmental upgrades.

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

     Year 2000 Computer Software Conversions. The Company relies on numerous computer programs in its day to day business. Older computer programs use only two digits to identify a year in its date field. As a result, when the Company has to identify the year 2000, the computer will think it means the year 1900 and the operation attempting to be performed may fail or crash thus resulting in the potential interference in the operations of the Company's business. The Company has completed the Year 2000 conversion in March 1999. The cost of the implementation of the Year 2000 safeguards will not be material to the Company.

 Part II.     OTHER INFORMATION

Item 1.       Legal Proceedings

     (a) On June 10, 1997, A. Tarricone, Inc. ("ATI"), the former parent of the Company's operating subsidiaries and divisions (ATI is wholly-owned by Claire E. Tarricone, Anthony J. Tarricone, and Joseph A. Tarricone, the Company's directors and principal executive officers), filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code (the "Code"). ATI has continued in possession of its property and in the management of its affairs as a debtor-in-possession under the applicable provisions of the Code. In connection with the bankruptcy proceeding, the Company has asserted (and ATI has acknowledged) pre-petition claims arising under a receivable from ATI in the amount of $3,877,563 and pre-petition liens on certain leasehold interests. The proceeding is before the United States Bankruptcy Court, Southern District of New York, and is referred as "A. TARRICONE, INC., 97B21488." The Company has determined that its asserted pre-petition liens may not have been properly "perfected," in which case the Company would be deemed an unsecured creditor (rather than a secured creditor) in the proceeding. If it were ultimately determined by the court that the Company's status in the proceeding is that of an unsecured creditor, the Company's legal basis for recovery would be materially, adversely affected. The Company is pursuing all appropriate avenues to protect its interest in this regard. However, there can be no assurance that the indebtedness and the liens asserted by the Company in this proceeding will be recognized or given full effect, that the same will not be challenged, modified or reduced, that all or any portion of such indebtedness will be repaid to the Company or that the Company will otherwise be successful in protecting its interests. In this regard, management has written-off, and has taken as a charge against earnings as a bad debt expense for the fiscal year ended August 31, 1997, the entire amount of the receivable due from ATI at June 10, 1997, i.e., $3,877,563. Additionally, all executory contracts between ATI and the Company are susceptible to rejection, at the election of ATI, under the applicable provisions of the Code. Furthermore, any transfers from ATI to the Company on account of antecedent debt (of ATI to the Company) during the one year period prior to the date of filing of ATI's voluntary petition may be subject to avoidance under the applicable provisions of the Code. The occurrence of any such circumstances may have a material adverse effect on the Company.

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

     (b) On March 22, 1999, Infinity Investors Limited ("Infinity"), a creditor and shareholder of Halstead Energy Corp. (the "Registrant"), filed a Motion for Ex Parte Appointment of Receiver against the Registrant, corporation, Claire E. Tarricone, Anthony J. Tarricone, Joseph A. Tarricone, Edwin Goldwasser, Joseph Gatti and Does 1 through 10 (the "Defendants"), with the Second Judicial District Court of the State of Nevada in and for the County of Washoe. On March 23, 1999, the Second Judicial District Court of the State of Nevada in and for the County of Washoe granted the Motion for Ex Parte Appointment of Receiver and further ordered that Bernard A. Katz ("Katz"), a partner of J.H. Cohn LLP ("J.H. Cohn"), be appointed receiver of the Registrant to (i) preserve the assets of the Registrant for the benefit of its shareholders and creditors; (ii) possess and control the accounts, funds, monies and books and records of the Registrant; and (iii) undertake the daily business operations of the Registrant pursuant to the function, powers and duties conferred on receivers as provided under Nevada State Law. Upon the issuance of the order, the Receiver entered upon and secured possession of the premises of Halstead Quinn Propane, Inc., a New York coporation and a wholly-owned operating subsidiary of the Registrant ("HQ"), by changing the locks of, answering the phones of, and denying HQ management entry onto the premises owned by, HQ.

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

     On April 5, 1999, Infinity filed a motion in the Debtor's bankruptcy case seeking, among other things, to have the Receiver remain in possession of the Registrant's property (subsequent to April 5, 1999, Infinity withdrew this motion) or, in the alternative, to appoint a Chapter 11 trustee for the Registrant, pursuant to Section 1104 of the Bankruptcy Code. The Bankruptcy Court has set a hearing date of April 26, 1999 to consider and decide Infinity's motion. The Registrant intends to contest Infinity's motion. Furthermore, the Registrant is disputing the indebtedness evidenced by the Infinity Note (as referenced in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," above).

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