Form 10-Q
period 1999-05-31
HALSTEAD ENERGY CORP
filed 1999-07-15
CIK 791350

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended May 31, 1999

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

                           Yes _______     No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of July 8, 1999, the issuer has 3,013,750 shares of its Common Stock outstanding.

                                                                   INDEX PAGE(S)


PART 1.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheet as of May 31, 1999
              (unaudited)......................................     F-2 -F-3

           Consolidated Statements of Operations for the three
              and nine months ended May 31, 1999 and 1998
             (unaudited).......................................     F-4

           Consolidated Statements of Stockholders' Equity for
             the year ended August 31, 1998 and for the nine
             months ended May 31, 1999 (unaudited).............     F-5 - F-6

           Consolidated Statements of Cash Flows for the nine
             months ended May 31, 1999 and 1998 (unaudited)....     F-7

           Selected Notes to the Consolidated Financial Statements  F-8



ITEM 2.      MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                 F-9 - F-11

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings                                      F-12 - F-14

             Signature Pages                                        F-15

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                   May 31, 1999
                                   (Unaudited)

                                   A S S E T S
                                   -----------

CURRENT ASSETS
      Accounts Receivable - Trade, Net of  Allowance
      for Doubtful Accounts of  $51,382...................   $ 1,389,012

     Inventories..........................................        74,136
     Note Receivable......................................        60,910
     Note Receivable - Related Party......................       903,674
     Prepaid Expenses and Other Current Assets............       266,672
     Deferred Tax Asset...................................        27,000
                                                              ----------
            TOTAL CURRENT ASSETS..........................     2,721,404

PROPERTY PLANT AND EQUIPMENT - NET

     Land.................................................       944,000
     Property Plant and Equipment.........................    10,127,389
                                                              -----------
            TOTAL PROPERTY PLANT AND EQUIPMENT............    11,071,389

OTHER ASSETS

         Net Deferred Tax Asset...........................       355,000
         Intangible Assets - Net..........................       896,826
                                                             ------------
            TOTAL OTHER ASSETS............................     1,251,826
                                                             ------------
            TOTAL ASSETS..................................  $ 15,044,619
                                                             ============

                              See Accompanying Notes.

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   May 31, 1999
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
     Accounts Payable - Trade..............................   $  3,210,887
     Notes Payable - Related Party.........................        220,525
     Current Portion of Long-Term Debt.....................      2,977,387
     Deferred Revenue .....................................         58,446
     Accrued Expenses and Other Current Liabilities........        916,652
                                                               -----------

              TOTAL CURRENT LIABILITIES....................      7,383,897

Long-Term Debt - Net of Current Portion....................      1,583,429
Security Deposits Payable..................................        270,535
Deferred Revenue...........................................        111,084
                                                               -----------
              TOTAL LIABILITIES............................      9,348,945
                                                               -----------
Preferred Stock, $.001 Par Value, 168,020 Shares
         Authorized-Series A 7.5% Cumulative Convertible
         Redeemable 168,020 Shares Issued and Outstanding
         ($1,008,120 aggregate liquidation preference).....            168
Paid In Capital: Preferred.................................      1,064,001
                                                               -----------
                                                                 1,064,169
STOCKHOLDERS' EQUITY

Preferred Stock, $.001 Par Value,
         580,646 Shares Authorized-Series B
         Convertible Redeemable 560,125
         Shares Issued and Outstanding
         ($4,338,580 aggregate liquidation preference)....             560
Common Stock, $00.1 Par Value, 25,000,000  Shares
         Authorized, 3,013,750 Issued and Outstanding                3,013
Paid in Capital: Preferred................................       3,614,800
                 Common...................................       6,845,197
Accumulated Deficit.......................................      (5,732,065)
Subscription Receivable...................................      (  100,000)
                                                               -----------
              TOTAL STOCKHOLDERS' EQUITY                         4,631,505
                                                               -----------
              TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY    $  15,044,619
                                                               ===========

                              See Accompanying Notes.

                     HALSTEAD ENERGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Unaudited                Unaudited
                                    Three Months Ended        Nine Months Ended
                                            May 31,               May 31,

                                     1999        1998       1999        1998
                                     ----        ----       ----        ----

Revenues.........................$ 2,754,480  $3,182,098 $8,813,696 $10.817,444
Cost of Revenues.................  1,843,072   2,306,827  5,781,315   7,985,128

GROSS PROFIT.....................    911,408     875,271  3,032,381   2,832,316

OPERATING EXPENSES

 Selling General & Adm. Expenses.  1,148,156     795,020  3,133,022   2,481,692
 Management Fee, Related Party...     56,891      90,000    236,891     270,000
 Gain on Sale of Customer List...          0    (200,000)         0    (200,000)
 Loss on early termination of lease        0           0    174,764           0
 Net Rental Income...............    (16,973)   (133,166)   (88,514)   (547,423)
 Other Income....................   (144,477)          0   (144,477)          0
 Depreciation and Amortization...    242,445     264,973    727,335     842,032

 INCOME (LOSS) FROM OPERATIONS      (374,634)     58,444 (1,006,640)    (13,985)

 Interest Expense, Net               195,654     181,657    604,865     517,942

 LOSS BEFORE TAX PROVISION          (570,288)   (123,213)(1,611,505)  (531,928)

PROVISION FOR INCOME TAXES                 0           0          0           0

 Net Loss .......................   (570,288)   (123,213)(1,611,505)   (531,928)
 Preferred Stock Dividends                 0     149,131     37,812     880,717

 Net Loss Available to Common
  Share..........................   (570,288)  $(272,344)(1,649,317)$(1,412,645)
 Basic and Diluted Loss Per Share     ($0.19)     ($0.06)   ($0.56)     ($0.31)

 Average Number of Common Shares   3,013,750   4,703,171  2,969,342   4,525,559
                                   =========  ==========  =========  ==========

                              See Accompanying Notes.

                              HALSTEAD ENERGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (Unaudited)

                                                      RETAINED
             PREFERRED STOCK  COMMON STOCK            EARNINGS    STOCK
             $.001 PAR VALUE .001 PAR VALUE PAID IN (ACCUMULATED   SUB.   TOTAL
             ISSUED  AMOUNT   ISSUED AMOUNT CAPITAL    DEFICIT)    REC.   EQUITY
             ---------------  ------------- -------  ------------ ------  ------
            -----  ------     ------  -----     ------ ---------- --- ---------
Balance
 at August 31,
 1997 567,085    567 2,059,301  2,060  9,545,257  (873,978) (100,000) 8,573,906

Dividends
 Declared:
 Preferred
 Series A  0        0              0       0        0    (75,609)  0    (75,609)

Dividends
 Declared:
 Preferred
 Series B  0        0              0       0        0   (467,814)  0   (467,814)

Common Shares
 Issued on
 Conversion of
 Options   0        0         200,000    200   163,800         0   0    164,000

Common Shares
 Issued to
 Consultant for
 Services
 Rendered  0        0         172,495    172   232,761         0   0    232,933

Conversion of
 Series B Preferred
 Stock to Debt
        (6,960)    (7)              0      0   (56,261)        0   0    (56,268)

Restructuring of
 Series B Preferred
 Stock       0      0               0      0   (75,881)        0   0    (75,881)

Exercise of
 Warrants   0       0         25,000      25    11,535         0   0     11,560

Common Shares
 Issued in Exchange
 for Dividends 0    0         67,285      67   269,000  (269,067)  0          0

Net Loss -
 August 31,
 1998       0       0              0       0         0 (2,396,280) 0 (2,396,280)
          ----    ----       ------- -------   ------- ---------- --  ---------
Balances at
 August 31,
 1998  560,125 $560 2,524,081 $2,524 $10,090,211($4,082,748)($100,000)$5,910,547

Coimmon Shares
 Issued on Debt
 Conversion           399,669    399     292,595                         292,994

Common Shares
 Issued to
 Consultant for
 Services
 Rendered              90,000     90      77,191                          77,281

Dividends
 Declared:
 Preferred
 Series A                                           (37,812)            (37,812)

Net Loss -
 May 31,
 1999                                            (1,611,505)         (1,611,505)

Balance at
 May 31,
 1999 560,125 $560 3,013,750 $3,013 $10,459,997 ($5,732,065)($100,000)$4,631,505
      ======= ==== ========= ====== ===========  ==========  ========  ========

       See Accompanying Notes.

                              HALSTEAD ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                          Nine Months Ended
                                                                 May 31,
                                                           1999        1998
                                                           ----        ----
Cash flows from Operating Activities:
     Net Income (Loss)............................       ($1,611,505)($531,928)
     Adjustments to Reconcile Net Income (Loss)
      to Net Cash Provided by Operating Activities:
     Non Employee Compensation Expense from Common
      Stock Issued During the Period.............             77,281         0
     Depreciation & Amortization.................            552,628   842,032
     Gain on Sale of Customer List...............                  0  (200,000)
     Loss of Early Termination of Lease..........            174,707         0
     Change in Operating Assets and Liabilities:.
      Accounts Receivable.........................          (635,084)  (69,884)
      Inventory...................................           121,188   (44,507)
      Prepaid Expenses and other Current Assets...            47,472    (4,314)
      Accounts Payable, Accrued Expenses and Other
      Current Liabilities.........................         1,056,151  (323,234)
      Deferred Revenue............................          (189,112) (180,342)
                                                          ---------- ---------
         Net Cash Used in Operating Activities              (406,274) (512,177)

Cash Flows From Investing Activities:
     Intangible Asets............................                  0  (280,897)
     Net Proceeds from Sale of Customer List.....            265,193   200,000
     Acquisition of property and Equipment.......            (81,520) (230,887)
     Net Repayment (Advance) Note Receivable.....            (25,564)        0
     Security Deposits Payable...................             41,425    (2,756)
                                                          ---------- ---------
        Net Cash Provided By Investing Activities            199,534  (314,540)

Cash Flows From Financing Activities:
     Net Proceeds from the Issuance of Common Stock                0   299,394
     Proceeds from Short Term Borrowings.........          1,049,841         0
     Proceeds from Long Term Borrowings..........                  0   426,886
     Repayment of Long Term Borrowings...........           (823,339)        0
     Net Borrowings from Related Parties.........             18,050   831,689
     Preferred Stock Dividends...................            (37,812) (763,411)
                                                          ---------- ---------
Net Cash Provided By Financing Activities                    206,740   794,558

Net Increase (Decrease) in Cash..................                  0   (32,159)

    Cash and Cash Equivalents at Beginning of Period               0    63,295
                                                          ---------- ---------
    Cash and Cash Equivalents at End of Period...         $        0 $  31,136
                                                          ---------- ---------
                                                          ---------- ---------
Supplement Disclosure of Cash Flow Information

Cash Paid During the Period For:
    Interest Expense.............................         $  530,451 $ 359,577
    Acquisition of Property & Equipment..........         $        0 $ 180,887
    Acquisition of Land..........................         $        0 $  50,000

Supplemental Schedule of Non Cash Investing and
  Financing Activities:
    Exchange of Related Party Debt for Common Stock          292,994 $       0
    Preferred Stock Issued for Unpaid Dividends..                  0 $ 524,520
    Conversion of Preferred Stock to Long Term Debt                0 $ 600,000
    Common Stock Issued for Unpaid Dividends                       0 $ 269,140

          See Accompanying Notes.

               Selected Notes to the Consolidated Financial Statements
                                    (Unaudited)


(1)      Summary of Significant Accounting Policies:

         The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair presentation of results at May 31, 1999.

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

(2)      Options and Warrants:

         The following table sets forth the options and warrants of the Company as of May 31, 1999.


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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Results of Operations

Three Months Ended May 31, 1999


     Revenues for the three months ended May 31, 1999, decreased by $427,618 to $2,754,480 from $3,182,098 for the three months ended May 31, 1998. The decrease is due, among other things, to the loss of customers in the commercial and retail gasoline business, (which has experienced competitive pricing) and to the loss of credit and working capital resulting from or relating to certain legal procedures which are more fully described in "Part II. Other information, Item
I. Legal Proceedings" below.

     Cost of revenues for the three months ended May 31, 1999 decreased by $463,755 to 1,843,072 or (66.9% of revenue)from $2,306,827 (or 72.4% of revenue)
for the three months ended May 31, 1998. This decrease is due to the lower cost of product and to the other factors described above.

     Selling, General and Administrative Expenses for the three months ended May 31, 1999 increased by $353,136 to $1,148,156 from $795,020 for the three months ended May 31, 1998. The increase is primarily due to increased professional fees, real estate taxes, maintenance and repair expenses, telephone, and selling expenses.

     Net Rental Income for the three months ended May 31, 1999 decreased by $116,193 to $16,973 from $133,166 for the three months ended May 31, 1998. This decrease is primarily due to the loss of rental income due to the sale of White Plains Fuel and the temporary closing of gasoline stations due to cosmetic and environmental upgrades.

     Other income for the three months ended May 31, 1999 increased by $144,477 to $144,777 from $0 for the three months ended May 31, 1998. The increase is due to the receipt of the final installment due from the sale of the company's retail fuel oil customer list.

     Depreciation and amortization expense for the three months ended May 31, 1999 decreased by $22,528 to $242,445 from $264,973 for the three months ended May 31, 1998. This decrease is mainly due to certain property, plant and equipment being fully depreciated.

     Interest Expense, net for the three months ended May 31, 1999, increased from $13,997 to $195,654 from $181,657 for the three months ended May 31, 1998 due to an increase in certain indebtedness of the Company.

Nine Months Ended May 31, 1999

     Revenues for the nine months ended May 31, 1999, decreased by $2,003,748 to $8,813,696 from $10,817,444 for the nine months ended May 31, 1998. The decrease is primarily due to the loss of customers in the commercial and retail gasoline business, (which has experienced competitive pricing), and from the loss of credit and working capital experienced during the third quarter resulting from, or relating to, certain legal proceedings which are more fully described in "Park II. Other Information, Item I. Legal proceedings" below.

   Cost of revenues for the nine months ended May 31, 1999 decreased by $2,203,813 to $5,781,315 (or 65.5% of revenue)from $7,985,128 (or 73.8%of revenue) for the nine months ended May 31, 1998. This decrease is due to lower cost of product and to the other factors described above.

     Selling, General and Administrative Expenses for the nine months ended May 31, 1999 increased by $651,330 to $3,133,022 from $2,481,692 for the nine months ended May 31, 1998. This increase is due primarily to increases in salaries, professional fees and real estate taxes.

     In October of 1998, the Company sold its White Plains Fuel customer list. As a result, the Company realized a $174,764 loss on the early termination of its lease.

     Depreciation and amortization expense for the nine months ended May 31, 1999 decreased by $114,697 to $727,335 from $842,032 for the nine months ended May 31, 1998. This decrease is mainly due to certain property, plant and equipment being fully depreciated.

     Interest expense , net for the nine months ended May 31, 1999, increased by $86,923 to $604,865 from $517,942 for the nine months ended May 31, 1998 due to an increase in certain indebtedness of the Company.

Liquidity and Capital Resources

     As described, the Registrant and its wholly-owned subsidiary, Halstead Quinn Propane, Inc. ("HQ"), have filed petitions requesting relief as debtors-in- possession under Chapter 11 of the Bankruptcy Code. The loss of credit and working capital resulting from or relating to the legal proceedings which are more fully described in such "Part II" have had a material adverse effect on the Company's liquidity and capital resources. The Company intends to restructure its financial affairs and to file a Plan(s) of Reorganization in connection with such bankruptcy proceedings. In this regard, the Company is pursuing certain financing alternatives, the sale of certain assets, and/or a joint venture relating to certain of its assets in an effort to effectively reorganize. There can be no assurance that the Company will be successful in this regard ot that it will be able to meet its cash requirements for the next twelve months.

     Halstead Quinn Gasoline Division will have to invest approximately an additional $150,000 in order to meet certain Federal EPA and State Regulations for underground storage tanks. Through May 31, 1999, the Company has substantially completed the requirements for the 8 gasoline stations where upgrades are necessary under applicable law. The Company is in compliance and/or has completed all of the relevant upgrades at all of its other facilities.
Failure to complete the required upgrades in a timely fashion may have a material adverse effect on the business, financial condition and operations of the Company.

     In addition, with additional financing, the Company plans to rebuild 9 of 23 gasoline stations which will generally require $20,000 to $750,000 per location for an aggregate of $2,250,000 (inclusive of the environmental upgrades referenced above). The rebuilds will be phased in over two years in order to minimize volume losses due to "downtime" encountered while each station location is under construction.

     On January 10, 1996, a total of 325,000 shares of the Company's common stock was reserved for the 1996 stock option incentive plan for officers and employees. Common stock which had been granted under such plan through May 31, 1998 was 242,000 (all of which are five year options granted in either November 1996, August 1997 or July 1998), at exercise prices ranging from $.6250 per share to $1.26 per share, leaving a balance of 83,000 options in reserve under such plan as of May 31, 1999. Additionally, certain officers and employees of the Company were granted five year options (outside of such plan) to purchase a total of 600,000 shares of the Company's common stock in November 1996, at an exercise price of $.6250 per share (500,000 of which were assigned to Infinity (as described below) in March 1998), and five year options (also outside of such plan) to purchase 60,000 shares of the Company's common stock in July 1998 at an exercise price of $1.06 per share.

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

     On May 16, 1997 the Company entered into an agreement for the sale of its retail fuel oil customer list to an independent third party distributor. The terms of the sale were $200,000 at closing, $200,000 on the first anniversary, and $127,000 on the second anniversary with interest on outstanding amounts at a rate of 6% per annum. The Company recorded this sale on an installment basis. In connection with this sale, since the related receivable was collectible over an extended period of time and collectibility was uncertain, profit was recognized under the installment method as the receivable was collected. The final payment was received in April 1999.

     On June 9, 1997, the Company obtained a one-year revolving credit facility in the maximum principal amount of $1,000,000. The maturity date has been extended to September 4, 1998, and thereafter, such indebtedness is payable on demand. Interest accrues on outstanding balances at the prime rate plus 10% per annum, subject to a minimum of 17% per annum until June 1, 1998, at which time the minimum increased to 20% per annum. The credit facility is secured by a security interest in all of the Company's accounts receivables, general intangibles, contract rights and inventory, as well as by the guarantees of Claire E. Tarricone, Joseph A. Tarricone, and Anthony J. Tarricone. As of May 31, 1999 the outstanding principal balance was $1,060,353.

     The Company has advanced funds to A. Tarricone, Inc. ("ATI") its former parent and brother-sister corporation with the same majority shareholders, for necessary and ordinary gasoline and diesel purchases. ATI is currently operating under Chapter 11 of the Federal Bankruptcy Laws.Such advances are secured by a first lien of 50% of all of the ATI's post-petition assets and a second lien on the balance of ATI's post petition assets.In addition, the Company reimburses ATI, under a management agreement which expired on August 31, 1998, which is now month to month,for certain trucking costs, administrative and union payroll, payroll taxes and fringes and other costs incurred by ATI. Such management fee is accrued monthly and is recorded as a reduction of the amount due to ATI. For nine months ended May 31, 1999 and 1998, the Company was charged $236,891 in connection with such expenses.

     During the quarter ending May 31, 1999, the Company made additional advances to ATI of $816,218 of which $669,353 was repaid. At May 31, 1999 the Company was owed $876,648.

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

     At May 31, 1999, certain parties were owed an aggregate of $328,686 by the Company, which are non-interest bearing, payable on demand at any time on or after September 1, 1998. In October 1998, $292,994 of this amount was exchanged for common stock in the company.

     The Company had a working capital deficiency of approximately $4,662,493 and a ratio of current assets to current liabilities of approximately 37% or 1:2.71 as at May 31, 1999.

     Year 2000 Computer Software Conversions. The Company relies on numerous computer programs in its day to day business. Older computer programs use only two digits to identify a year in its date field. As a result, when the Company has to identify the year 2000, the computer will think it means the year 1900 and the operation attempting to be performed may fail or crash thus resulting in the potential interference in the operations of the Company's business. The Company has formulated plans to safeguard against the Year 2000 conversion problem. The cost of implementation of the Year 2000 safeguards were not material to the Company. The Company has completed the Year 2000 conversion in March 1999.

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

     (c) On April 1, 1999, the Registrant filed a petition requesting relief under Chapter 11 of the Bankruptcy Code (title 11 of the United States Code) with the United States Bankruptcy Court for the Southern District of New York. The Bandruptcy Court, in response, ordered that the Registrant, as debtor-in-possession, as of the date of filing its Chapter 11 petition, shall retain control of a bank account with the Hudson Valley National Bank (the "Account") for operational purposes conditional upon the Registrant's making appropriate notations in its books and records related to the Account to reflect the commencement of this Chapter 11 case and all checks issued by the Registrant including the Designation "Debtor-in-Possession" or "DIP" on the face of
such checks.  The order further  authorized and  directed  Hudson Valley   to
continue to serve and  administer  the Account and enjoined Hudson Valley from offsetting, freezing or otherwise impeding the use of a transfer or, or access to, funds deposited by the Registrant in the Account by reason of any claim, as defined in 11 U.S.C. 101(5), of Hudson Valley against the Registrant that was prior to the filing of the Chapter 11 Petition. Additionally, the order operated to stay all of the Nevada receivership proceedings pursuant to automatic stay provisions of the Bankruptcy Code 11 U.S.C. 362. In connection with the foregoing, the Registrant is disputing the indebtedness evidenced by the Infinity Note (as referenced in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," above).

     On April 5, 1999, Infinity filed a motion in the Debtor's bankruptcy case seeking, among other things, to have the Receiver remain in possession of the Registrant's property (subsequent to April 5, 1999, Infinity withdrew this motion) or, in the alternative, to appoint a Chapter 11 trustee for the Registrant, pursuant to Section 1104 of the Bankruptcy Code. The Bankruptcy Court held a hearing on April 26, 1999 to consider and decide Infinity's motion, which motion was contested by the Registrant. The Bankruptcy Cout denied Infinity's motion. Instead, the court appointed an examiner to conduct an investigation of the Registrant and HQ, and their respective assets, liabilities, financial condition, agreements, transactions and causes of action, and to submit to such court as soon as practical a report of such investigation. Additionally, the Bankruptcy Court granted the examiner, among other things (subject to certain conditions), the authority to (i) review and approve any and all agreements, leases, transfers, conveyances, expenditures, or payments (collectively, "Transactions") by the Registrant or HQ, other than purchases and sales of inventory in the ordinary course of the Registrant's or HQ's business or other Transactions in the ordinary course of the Registrant's or HQ's business involving less than $10,000 per Transaction, (ii) review and approve any and all Transactions by Registrant or HQ with any person or entity related to or affiliated with the Registrant, HQ, or any of their respective officers or directors, and (iii) retain professionals which the examiner determines necessary to aid such examiner in connection with the foregoing.

     (d) On July 2, 1999, HQ filed a petition requesting relief under Chapter 11 of the Bankruptcy Code (title 11 of the United States Code) with the United
States Bankruptcy Court for the Southern District of New York. The Bankruptcy Court, in response, ordered that HQ, as debtor-in-possession, as of the date of filing its Chapter 11 petition, shall retain control of bank accounts with the Bank of New York collectively (the "HQ Account"), for operational purposes conditional upon HQ making appropriate notations in its books and records related to the HQ Account to reflect the commencement of this Chapter 11 case and all checks issued by HQ including the designation "Debtor-in-Possession" or "DIP"on the face of such checks. The order further authorized and directed the Bank of New York to continue to serve and administer the HQ Account and enjoined the Bank of New York from offsetting, freezing or otherwise impeding the use of a transfer or, or access to, funds deposited by HQ in the HQ Account by reason of any claim, as defined in 11 U.S.C. 101(5), of the Bank of New York against HQ that was prior to the filing of the Chapter 11 Petition.

     (e) The Company is not a party to any other material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

SIGNATURES


         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HALSTEAD ENERGY CORP.


Dated:   July 15, 1999                      By:  /s/ Claire E. Tarricone
                                                ------------------------
                                                  President


Dated:   July 15, 1999                      By:  /s/ Joseph A. Tarricone
                                                ------------------------
                                                  Vice President/Treasurer